Form 10-Q
period 1995-06-30
CEC INDUSTRIES CORP
filed 1995-08-18
CIK 54175

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                 FORM 10-Q
                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934.




For Quarter Ended   6/30/95                  Commission File Number 0-16734

                          C.E.C. Industries Corp.
          (Exact name of registrant as specified in its charter)

      Nevada                                         87-0217252
(State or other Jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

23 Cactus Garden Drive, F-60, Henderson, Nevada  89014              89014
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:  702-436-2500


           (Former name, former address and former fiscal year,
                       if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X                  No

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

     Indicated by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                Yes                      No

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                4,546,303 Common Shares on August 15, 1995
                ------------------------------------------

                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          C.E.C. INDUSTRIES CORP.
                               BALANCE SHEET
                          FOR THE DATES INDICATED


                                  ASSETS

                                         June 30           March 31
                                           1995               1995
                                         -------           --------
Current Assets                         $ 1,700,163        $1,332,115

Property, Plant & Equipment                 85,688            86,184

Investments in Undeveloped Real Estate   5,050,006         4,735,242

Other Assets                               131,423           121,442
                                        ----------        ----------
Total Assets                            $6,967,280        $6,274,983
                                        ==========        ==========

                    LIABILITIES & STOCKHOLDERS' EQUITY
Accounts Payable                        $   66,885       $   34,088

Notes Payable                            2,294,835        2,076,351

Line of Credit                             950,000          825,000

Other Current Liabilities                  285,698          366,571

Stockholders' Equity                     3,369,862        2,972,973
                                        ----------      -----------
Total Liabilities and Equity            $6,967,280       $6,274,983
                                        ==========       ==========

                          Prepared Without Audit

                          C.E.C. INDUSTRIES CORP.
                            STATEMENT OF INCOME
                         FOR THE PERIODS INDICATED



                                       1995                         1994
                                --------------------        -------------------
                                First Quarter Ending        First Quarter Ending
                                         6/30/95                 6/30/94

Income - Royalty Income                $     54,817            $     6,359
     Sales                                  154,042                      0
                                       ------------           ------------
                                       $    208,859            $     6,359
Cost of Sales                                   564                  (595)
                                      -------------          ------------
Gross Profit                           $    208,295          $      5,764

Selling, General and
 Administrative expenses               $    955,537          $    184,325

Other Income and Expense
 Interest Expense                            13,339                 8,662
 Other Income                                 1,140                 3,052
 Interest Expense                           (76,751)              (59,683)
                                       ------------          -------------
                                       $    (62,272)         $    (47,969)

Net Income (Loss) before Income Taxes      (809,514)              (226,53)

Provision for Income Taxes             $          0          $          0
                                       ------------          ------------
Net Income (Loss)                      $   (809,514)         $  ( 226,530)
                                       =============         ============

Earnings (Loss) per Share              $       (.29)         $       (.17)
                                       =============         =============

Dividend Per Share                     $          0          $          0

Sales of Unregistered Securities               NONE                  NONE



                             Prepared Without Audit


                            C.E.C. INDUSTRIES CORP.
                            STATEMENT OF CASH FLOWS
                           FOR THE PERIODS INDICATED

                                                Three Months       Three Months
                                                    Ended              Ended
                                                   6/30/95            6/30/94
                                                 ------------       -----------
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
  Net loss from continuing operations
                                                 $  (809,514)       $  (226,530)
                                                 ------------       ------------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation, Depletion and Amortization
                                                 $     2,700        $    2,914
Sources (uses) of cash due to change in current
  assets and current liabilities:
  (Increase) in accounts recievable                  (64,686)          (51,212)
  (Increase) in inventory                            (52,640)
  Decrease in other current assets                    11,218             2,400
  Increase (decrease) in accounts payable             32,797            (8,802)
  Increase (decrease) in accrued liabilities         (80,873)           39,506
  Common stock issued for professional fees,
    salaries and directors fees                      643,666
                                                 -----------        -----------
     Total adjustments                           $   492,182        $  (15,194)
                                                 -----------        -----------
     Net cash provided by operating activities   $  (317,332)       $ (241,724)
                                                 -----------        -----------
Cash flows from investing activities:
  Purchase of undeveloped land                   $  (300,000)       $ (227,269)
  Capital expenditures                                  (910)           (4,639)
                                                 -----------        -----------
     Net cash provided by investing activities   $  (300,910)       $ (231,908)

Cash flows from financing activities
  Proceeds from notes payable                        443,484           500,000
  Payments on debt                                  (100,000)
  common stock issued for real estate                300,000
  common stock issued for payable                     49,810
                                                 -----------        ----------

Net increase (decrease) in cash and
  cash equivalents                               $    75,052        $   26,368
                                                 -----------        ----------
Cash and cash equivalents at beginning of period $ 1,027,464        $1,319,889
                                                 -----------        ----------
Cash and cash equivalents at end of period       $ 1,102,516        $1,346,257
                                                 ===========        ==========



                             Prepared Without Audit


                         C.E.C. INDUSTRIES CORP.
                               SCHEDULE I
                        FOR THE PERIODS INDICATED


                                    Quarter         Quarter
                                     Ended           Ended
                                    6/30/95         6/30/95
                                  -----------      ----------
Earnings (loss) per period      $  (809,514)      $  (226,530)

Weighted Average Number
  of Common Shares                2,754,647         1,366,281


Net Earnings per share          $      (.29)      $      (.17)


The Company had 925,000 stock options outstanding on June 30, 1995. Of these, 900,000 are exercisable at $.30 per share, 7,500 for $2.50, 2,500 for $1.25 and 15,000 fo $5.00 per share.

As of June 30, 1994, the Company had 1,230,000 stock options outstanding. Of these, 1,200,000 were exercisable for $1.375, 7,500 for $2.50, 2,500 for $1.25,
5,000 for $12,50 and 15,000 for $5.00 per common share.

The 900,000 stock options for the Company's officers were repriced by the Board of Directors from $1.37 to $.30 per share effective April 1, 1995.

Items affecting earnings per share are outstanding Common Stock options.   Stock
options are included as share equivalents using the Treasury Stock method unless antidilutive. Primary earnings per share are essentially the same as fully diluted.





                          Prepared Without Audit

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Quarter Ended June 30, 1995

Material Changes in Financial Condition.
- ----------------------------------------

The Company borowed a net additional $340,000 for operations. One million two hundred thousand (1,200,000) restricted common shares were issued for acquisition of a 24.5% interest in an apartment project known as Victory Village.

The Company also issued 1,212,830 shares of S-8 stock for director, employee and consulting fees, as well as 262,000 shares of restricted stock.

Material Changes in Results of Operations.
- ------------------------------------------

Royalty income increased because of payment of those that did accrue but were not paid by the producers until April of this year (amounting to approximately $40,000).

Revenues also included a full quarter of Sterling Travel which was acquired in March.

Selling and General Administrative expense was extraordinarily high due to professional fees and salaries paid during the quarter (with common stock) as well as increased personnel.

Interest expense also has continued to increase because of the higher debt related to the Company' real estate activities.

PART II - OTHER INFORMATION

Item 3.              No events to report

Item 4.              No events to report

Item 5.              No events to report

Item 6.              Exhibits and Reports on Form 8-K

       A form 8-K was filed on August 15, 1995 to report the Company's acquisition of a 24.5% Limited Partnership interest in Victory Village Ltd. III, which is the owner and developer ofan apartment complex in Henderson, Nevada.

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   C.E.C. INDUSTRIES CORP.



August 17, 1994                 By:/s/ Ronald J. Robinson
                                   ----------------------
                                   Ronald J. Robinson
                                   Chairman and President


August 17, 1994                 By:/s/ Donald J. Stoecklein
                                   ------------------------
                                   Donald J. Stoecklein
                                   Secretary/Treasurer