Form 10-Q
period 1995-09-30
CEC INDUSTRIES CORP
filed 1995-10-25
CIK 54175

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                 FORM 10-Q
                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934.




For Quarter Ended   9/30/95                   Commission File Number 1-6203

                          C.E.C. Industries Corp.
          (Exact name of registrant as specified in its charter)

     Nevada                                               87-0217252
(State or other Jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

23 Cactus Garden Drive, F-60, Green Valley, Nevada               89014
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  702-436-2500



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

              4,523,795 Common Shares on October 19, 1995

                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          C.E.C. INDUSTRIES CORP.
                               Balance Sheet
                          For the Dates Indicated

                                  ASSETS

                                   Sept. 30         March 31
                                     1995             1995

Current Assets                 $ 1,471,742        $1,332,115

Property, Plant & Equipment         75,336            86,184

Investments in Undeveloped Land  5,247,444         4,735,242.

Investments                        312,922
Other Assets                       118,491           121,442
                                ----------        ----------
Total Assets                    $7,225,935        $6,274,983
                                ==========        ==========

                    LIABILITIES & STOCKHOLDERS' EQUITY
Accounts Payable               $   115,906        $   34,088

Notes Payable                    2,548,318         2,076,351

Line of Credit                     975,000           825,000

Other Current Liabilities          388,917           366,571

Stockholders' Equity             3,197,794         2,972,973
                                ----------        ----------
Total Liabilities and Equity    $7,225,935        $6,274,983
                                ==========        ==========

                            Prepared without Audit, Page 2



                          C.E.C. INDUSTRIES CORP.
                           Statement of Income
                        For the Periods Indicated

                                    1995                      1994
                            -----------------------   -----------------------
                            Quarter      Six Months   Quarter      Six Months
                             Ended         Ended       Ended          Ended
                            9/30/95       9/30/95     9/30/94        9/30/94
                            -------       -------     -------        -------
Income:  Royalty          $  4,876       $ 59,693     $ 1,852       $  8,211
         Sales             155,000        309,042          -             -
         Fees               60,500         60,500          -             -
                          --------       --------     -------       --------
                          $220,376       $429,235     $ 1,852       $  8,211


Cost of Sales                  599          1,163         578          1,173
                          --------       --------     -------       --------
Gross Profit              $219,777       $428,072    $  1,274       $  7,038

Selling, General and
Administrative Expenses     55,170      1,010,707     286,253        470,578

Other Income and
Expenses:
     Interest Income        14,507         27,846      10,114         18,776
     Interest Expense      (72,009)      (148,760)    (63,551)      (123,234)
     Other Expense         (29,531)       (27,802)      1,658          4,710
     Research &
     Development           (63,075)       (63,664)        -              -
                         ---------      ---------    --------       --------
                         $(150,108)     $(212,380)   $(51,779)      $(99,748)
                         ---------      ---------    --------       --------

Net Income (Loss) before
     Income Taxes        $  14,499      $(795,015)  $(336,758)     $(563,288)
Provision for Income Taxes      -              -           -              -
                         ---------      ---------   ---------      ---------
Net Income (Loss)        $  14,499      $(795,015)  $(336,758)     $(563,288)
                         =========      =========   =========      =========

Net Earnings per Share
     (Schedule 1)        $   0.003      $   (0.22)  $   (0.24)     $   (0.41)
                         =========      =========   =========      =========

Dividend per Share       $       0      $       0    $      0      $       0

Sales of Unregistered
Securities
(Shs)                         None           None        None           None

                             Prepared without Audit, Page 3

                         C.E.C. INDUSTRIES CORP.
                         Statement of Cash Flows
                        For the Periods Indicated


                                          1995                    1994
                                    --------------------    --------------------
                                    Quarter   Six Months    Quarter   Six Months
                                     Ended      Ended        Ended      Ended
                                    9/30/95    9/30/95      9/30/94    9/30/94
                                    -------    -------      -------    -------
Increase (decrease) in cash and
  cash equivalents:
Cash flows from operating activities:
Net loss from continuing
  operations                       $14,499   $(795,015)    $(336,758) $(563,288)
                                   -------   ---------     ---------  ---------
Adjustments to reconcile net income
to net cash provided by operating
activities:

Depreciation, depletion and
amortization                       $11,852   $14,552       $4,162     $7,076

Treasury shares issued               3,746     3,746           -          -

Sources (uses) of cash due to
change in current assets and
current liabilities:

Decrease (increase) in accounts
receivable                         (25,788)  (90,474)        (393)   (51,605)

Decrease (increase) in inventory    48,918    (3,722)     (15,056)   (15,056)

Decrease (increase) in other
current assets                     (61,012)  (49,794)        1,261     3,661

Decrease (increase) in other assets     -         -        (82,500)  (82,500)

Increase (decrease) in accounts
payable                             49,021     81,818        1,599    (7,203)

Increase (decrease) in accrued
liabilities                        103,219     22,346      (39,562)      (56)
                                   -------     ------       ------     -----
Total adjustments                 $129,956   $(21,528)    $(90,927) $(145,683)
                                  --------   --------     --------  ---------
Net cash provided by operating
activities                        $144,455  $(816,543)    $(90,927) $(145,683)

Cash flows from investing
activities:

Land development                  (512,202)  (512,202)     (30,737)  (258,006)

Capital expenditures                   157       (753)     (25,952)   (30,591)
                                  --------  ---------     --------  ---------
Net cash provided by investing
activities                       $(512,045) $(512,955)    $(56,689) $(288,597)

Cash flows from financing
activities:

Proceeds from issuance of common
stock                               22,614  1,016,090      144,774    144,774

Common stock issued for real
estate investment                  (12,922)  (312,922)          -          -

Issuance of preferred stock             -          -        62,500     62,500
Payments on debt                  (150,000)  (250,000)          -          -
Proceeds from issuance of notes    428,483    871,967      100,000    600,000
                                 ---------   --------     --------   --------
Net increase (decrease) in cash
and cash equivalents             $ (79,415)  $ (4,363)   $(216,662) $(190,294)
                                 ---------   --------    ---------  ---------
Cash and cash equivalents at
beginning of period             $1,102,506 $1,027,454   $1,346,257 $1,319,889
                                ---------- ----------   ---------- ----------
Cash and cash equivalents at
end of period                   $1,023,091 $1,023,091   $1,129,595 $1,129,595
                                ========== ==========   ========== ==========

                                  Prepared without Audit, Page4

                        C.E.C. INDUSTRIES CORP.
                              Schedule I
                       For the Periods Indicated


                                      1995                    1994
                               ---------------------   ---------------------
                               Quarter    Six Months   Quarter    Six Months
                                Ended       Ended       Ended       Ended
                               9/30/95     9/30/95     9/30/94     9/30/94


Earnings (loss) per period    $ 14,499    $(795,015)  $(336,758)   $(563,288)

Weighted Average Number
   of Common Shares          4,543.474    3,580,353   1,391,243    1,378,777

Net Earnings per share       $    .003    $    (.22)  $    (.24)   $    (.41)


The Company had 920,000 stock options outstanding on September 30, 1995. Of these, 900,000 are exercisable at $0.30 per share, 15,000 for $5.00 per share, and 5,000 for $0.50 per share.

On September 30, 1994, the Company had 1,230,000 stock options outstanding. Of these, 2,500 were exercisable for $1.25; 1,200,000 for $1.375; 7,500 for $2.50;
5,000 for $12.50 and 15,000 for $5.00 per common share.

Items affecting earnings per share are outstanding Common Stock options, issuance of 1,200,000 common shares for an investment in Victory Village, 692,830 shares under Form S-8 in 1995, 99,200 shares in 1994, and the issuance of Treasury Stock. Stock options are included as share equivalents using the Treasury Stock method unless antidilutive. Primary earnings per share are essentially the same as fully diluted.


                            Prepared without Audit, Page 5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Quarter Ended September 30, 1995

Material Changes in Financial Condition.
---------------------------------------

The Company's continued development of its Las Vegas real estate has increased its payables, the major factor, draws on the Bank of America line for the mini-storage project.

The Company is currently negotiating for the sale of 50% interest in tis mini-storage project which would produce $1,900,000.00 to the Comapny.

Material Changes in Results of Operations.
------------------------------------------

Revenues have increased reflecting the Sterling Travel acquisition and the fees earned by the Company's new construction arm.

General and Administrative expense decreased due to a substantial reduction in consulting and the fees related thereto. Also, a correction was made capitalizing the cost of previously issued shares which had been expensed.


                       PART II - OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

     On September 15, 1995, the Company held its annual meeting of shareholders. At that meeting the Company elected new directors for the fiscal 1996. The following were elected as directors: Roanald J. Robinson, George A. Matthews, Donald J. Sotecklein, Ronald G. Stoecklein, Dwight W. Jory, Charles R. McHaffie and Ralph Mann.

Item 6.          Exhibits and Reports on Form 8-K

Exhibit 1- Form 8-K filed August 16, 1995

Exhibit 2- Form 8-K filed September 15, 1995

                              Prepared without Audit, Page 6

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         C.E.C. INDUSTRIES CORP.



October 19, 1995                     By:   /s/ Richard Cope
                                     ------------------------------
                                         Richard Cope
                                         Chairman and President



October 19, 1995                     By:   /s/ Donald J. Stoecklein
                                     ------------------------------
                                         Donald J. Stoecklein
                                         Secretary


                                Prepared without Audit, Page7