Form 10-Q
period 1995-12-31
CEC INDUSTRIES CORP
filed 1996-02-14
CIK 54175

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                 FORM 10-Q
                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934.



For Quarter Ended   12/31/95                  Commission File Number 1-6203

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

               Yes                      No

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock,as of the latest practicable date.

              5,067,061 Common Shares on February 13, 1996


                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          C.E.C. INDUSTRIES CORP.
                               Balance Sheet
                          For the Dates Indicated

                                  ASSETS

                                   Dec. 31          March 31
                                     1995             1995

Current Assets                 $ 1,183,239        $1,332,115

Property, Plant & Equipment         56,199            86,184

Investments in Undeveloped Land  4,173,499         4,735,242.

Investments                        382,931

Other Assets                         4,194           121,442

Total Assets                    $7,010,062        $6,274,983


                    LIABILITIES & STOCKHOLDERS' EQUITY
Accounts Payable                $   60,305        $   34,088

Notes Payable                    2,765,853         2,076,351

Line of Credit                     975,000           825,000

Other Current Liabilities          317,099           366,571

Stockholders' Equity             2,891,805         2,972,973

Total Liabilities and Equity    $7,010,062        $6,274,983

                              Prepared Without Audit

                           C.E.C. INDUSTRIES CORP.
                             Statement of Income
                           For the Periods Indicated

                                        1995                 1994
                                             Nine                   Nine
                               Quarter      Months     Quarter     Months
                                Ended        Ended      Ended       Ended
                              12/31/95     12/31/95   12/31/94    12/31/94
Income: Royalty               $74,270      $133,963   $3,620      $11,831
        Sales               1,200,000     1,509,042        -            -
        Fees                        -        60,500   30,000       30,000
                           ----------    ----------  -------      -------
                           $1,274,270    $1,703,505  $33,620      $41,831

Cost of Sales               1,092,381     1,093,544      693        1,866
                           ----------    ----------  -------      -------
Gross Profit                 $181,889      $609,961  $32,927      $39,965

Selling, General and
  Administrative Expenses      65,701     1,076,409  347,654      818,232

Other Income and Expenses:
   Interest Income             14,341        42,187    9,308       28,084
   Gain on Sale of Assets      27,655        27,655      400          400
   Other Expense             (145,541)     (173,343)       -        4,710
   Interest Expense          (108,081)     (256,841) (63,875)    (187,109)
   Research & Development           -       (63,664)       -            -
                            ----------     ---------  -------    ---------
                            $(211,626)     $(424,006) $(54,167)  $(153,915)
                            ----------     ---------- ---------  ---------

Net Income (Loss) before
   Income Taxes              $(95,438)     $(890,454) $(368,894) $(932,182)

Provision for Income Taxes          -              -          -          -
                             ---------     ----------  ---------  ----------

Net Income (Loss)            $(95,438)     $(890,454) $(368,894)  $(932,182)
                             =========     ========== ==========  ==========

Net Earnings per Share
  (Schedule 1)                 $(0.01)        $(0.11)    $(0.24)     $(0.65)
                             =========     ========== ==========   =========

Dividend per Share                 $0             $0         $0          $0

Sales of Unregistered Securities
(Shs)                             None          None        None        None

                                 Prepared Without Audit


                           C.E.C. INDUSTRIES CORP.
                           Statement of Cash Flows
                          For the Periods Indicated

                                       1995                      1994
                                             Nine                      Nine
                                 Quarter    Months         Quarter    Months
                                  Ended      Ended          Ended      Ended
                                12/31/95   12/31/95       12/31/95   12/31/95
Increase (decrease) in
cash and cash equivalents: Cash
flows from operating activities:

Net gain (loss) from continuing
operations                       $(95,440)  $(890,455)   $(368,894)  $(932,182)
Adjustments to reconcile net
income to net cash provided by
operating activities:
Depreciation, depletion and
amortization                       $4,229     $18,781       $2,934     $10,010
Gain on sale of marketable
securities                       (306,314)   (306,314)           -          -
Write down long Term Investment         -       3,746            -          -
Treasury shares issued
Sources (uses) of cash due to
change in current assets and
current liabilities:
Decrease (increase) in accounts
receivable                         33,587     (56,887)      58,580       7,075
Decrease (increase) in inventory  185,199     181,477      (43,666)    (58,722)
Decrease (increase) in other
current assets                     71,453      21,659       (6,326)     (2,665)
Decrease (increase) in other
assets                            104,197     104,197      (50,218)   (132,718)
Increase (decrease) in accounts
payable                           (55,601)    (49,472)      11,008       3,805
Increase (decrease) in accrued
liabilities                       (71,818)    (49,472)       9,433       9,377
                                 ---------   --------     ---------  ---------
Total adjustments                $(35,068)   $(56,596)    $(18,255)  $(163,838)
                                ---------    ---------    ---------  ---------
Net cash provided by operating
activities                      $(130,508)   $(947,051)  $(387,149) $(1,096,020)

Cash flows from investing
activities:
  Purchase of undeveloped land    (18,035)    (530,237)    (29,070)   (287,076)
  Capital expenditures                  -         (753)     (7,234)    (37,825)
Payments recieved on notes
recievable                      1,091,980    1,091,980           -           -
                               ----------    ---------    ---------  ----------
Net cash provided by investing
activities                     $1,073,945     $560,990    $(36,304)  $(324,901)
Cash flows from financing
activities:
Note recieved on sale of land  (1,200,000)  (1,200,000)          -           -
Issuance of preferred stock             -            -           -      62,500
Proceeds from issuance of
common stock                      111,173    1,127,263           -           -
Common stock issued for real
estate investment                 (70,409)    (383,331)    210,262     355,036
Payments on debt                        -     (250,000)          -           -
Proceeds from issuance of notes   217,535    1,089,502     100,000     700,000
                                 ---------   ---------    --------     -------
Net increase (decrease) in cash
and cash equivalents               $1,736      $(2,627)  $(113,091)  $(303,385)
                                 ---------   ----------  ----------  ---------
Cash and cash equivalents at
beginning of period            $1,023,091   $1,027,454  $1,129,595  $1,319,889
                               ----------   ----------  ----------  ----------
Cash and cash equivalents at
end of period                  $1,024,827   $1,024,827  $1,016,504  $1,016,504
                               ==========   ==========  ==========  ==========


                        C.E.C. INDUSTRIES CORP.
                             Schedule I
                      For the Periods Indicated

                                    1995                    1994

                             Quarter      Nine        Quarter      Nine
                              Ended      Months        Ended      Months
                                          Ended                     Ended
                              12/31/95   12/31/95      12/31/94    12/31/94
                             ---------  ---------     ----------  ----------
Earnings (loss per period     $(95,438)  $(890,454)    $(368,894)  $(932,182)

Weighted Average Number
 of Common Shares            8,754,040   8,106,095     1,556,351   1,436,317

Net Earnings per share           $(.01)      $(.11)        $(.24)     $ (.65)

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




                           Prepared Without Audit

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Quarter Ended September 30, 1995

Material Changes in Financial Condition.

     On November 2, 1995, the Company completed a transaction pertaining to the elimination of certain conversion rights relating to the Comapany's acquisition of approximately 23.91 acres of undeveloped land in Las Vegas, Nevada, for $3,327,158. Part of the consideration was 600,000 shares of preferred stock (the "Preferred Stock") at $4.00 per share convertible, after two years to common stock at a guaranteed "bid" price of not less than $4.00 per share. Pursuant to the terms of the agreement, in the event the "bid" price was less than the stated $4.00 per share at the time in which the shares are offered for conversion, the Company was obligated to issue additional common stock to satify any shortfall. Due to the substantial dilution which was anticipated to have occurred in February of 1996 as the result of the conversion, the Company negotiated for a modification of the agreement wherein the Preferred Stock was exchanged for non-convertible voting preferred stock, in addition to certain real property assets.

     On November 30, 1995, the Company entered into a transaction with Landmark International, Inc. a publicly traded company, wherein Landmark acquired from the Company two parcels of property, 15.24 acres and 2.20 acres located in Las Vegas, Nevada. Pursuant to the terms and conditions of the agreement the Company sold the property for $5.2 million subject to existing debt of $2,250,266.70, with the balance of the purchased price being paid in stock.
The Company anticipates a profit of $1 million in the transaction. The Comapany anticipates closing the transaction in the 4th quarter fiscal 1996.



                     PART II - OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K

Exhibit         1- Form 8-K filed October 4,, 1995

Exhibit         2- Form 8-K filed Decmber 11, 1995

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 C.E.C. INDUSTRIES CORP.



  February 14, 1996            By:/s/ Richard Cope
                                 Richard Cope
                                 Chairman and President



  February 14, 1996            By:/s/ Donald J. Stoecklein
                                  Donald J. Stoecklein
                                  Secretary