Form 10-Q/A
period 1995-12-31
CEC INDUSTRIES CORP
filed 1996-03-06
CIK 54175

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


                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          C.E.C. INDUSTRIES CORP.
                               Balance Sheet
                          For the Dates Indicated

                                  ASSETS

                                   Dec. 31          March 31
                                     1995             1995

Current Assets                 $ 1,183,239        $1,332,115

Property, Plant & Equipment         56,199            86,184

Investments in Undeveloped Land  4,173,499         4,735,242.

Notes Receivable                 1,200,000

Investments                        392,931

Other Assets                         4,194           121,442
                                ----------        ----------
Total Assets                    $7,010,062        $6,274,983


                    LIABILITIES & STOCKHOLDERS' EQUITY
Accounts Payable                $   60,305        $   34,088

Notes Payable                    2,765,853         2,076,351

Line of Credit                     975,000           825,000

Other Current Liabilities          317,099           366,571

Stockholders' Equity             2,891,805         2,972,973

Total Liabilities and Equity    $7,010,062        $6,274,983

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



*NOTES
------

Resubmitted 10-Q on 3/6/96 as a result of missing numbers in the balance sheet.

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