Form 10-K
period 1996-03-31
CEC INDUSTRIES CORP
filed 1996-07-31
CIK 54175

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                          FORM 10-K

[X]   ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)OF  THE
SECURITIES EXCHANGE  ACT OF 1934

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
SECURITIES  EXCHANGE ACT OF 1934

                For the fiscal year ended: March 31, 1996

                          Commission File Number: 0-16734

                        C.E.C. INDUSTRIES CORP.
        (Exact name of registrant as specified in its charter)

     Nevada                                       87-0217252
(State  or  other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                    Identification
No.)

     23 Cactus Garden Drive, F-60
     Green Valley, Nevada                         89014
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number including area code: (702) 893-4747

    Securities registered pursuant to Section 12(b) of the Act:
                        Common Stock, $0.05 par value

        Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $0.05 par value

      Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to  such  filing requirements  for  the  past  90  days.
Yes       X          No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to  this Form 10-K.  [     ]

      The aggregate market value (the average bid and asked prices) of the voting stock held by non-affiliates of the registrant on June 21, 1996, was approximately $1,840,138. The number of shares of Common Stock, $0.05 par value, outstanding on June 21, 1996, was 16,431,795 shares, held by approximately 1,728 shareholders.

DOCUMENTS INCORPORATED BY REFERENCE

      The registrant's definitive Proxy Statement for the annual meeting of shareholders to be held on August 21, 1996, is incorporated by reference in Part III of this Form 10-K to the extent indicated.

PART I

ITEM 1.   BUSINESS

(a) General

      C.E.C. Industries Corp. is a Nevada corporation with principal and executive offices located at 23 Cactus Garden Drive, F-60, Henderson, Nevada 89014, telephone (702) 893-4747. C.E.C. Industries Corp. and it's consolidated subsidiaries are referred to as either C.E.C. or the "Company." C.E.C. is engaged in several unrelated businesses through its primary subsidiaries, Moonridge Development Corp., (hereinafter referred to as "Moonridge"), (real estate development and construction), Custom Environmental International, (hereinafter referred to as "CEI"), (carbon reactivation technology; ), Sterling Travel, (hereinafter referred to as "Sterling"), (travel businesses), Atlas Methane Development Corporation, (hereinafter referred to as "Atlas Methane"), (methane gas and unencumbered leasehold ownership in 13,500 acres), Mid-Nevada Art, Inc. (hereinafter referred to as "Mid-Nevada Art"), (art collection), Basia Holding, Inc. (hereinafter referred to as "Basia"), (9,000 acres in fee land in Tennessee with coal reserves), and Auto Express, Inc., (hereinafter referred to as "Auto Express"), (vehicle transport business). The Company's current organization was accomplished through a merger and acquisition program during the last two fiscal years ended March 31, 1996, and continuing through the present.

      C.E.C. was incorporated as Justheim Petroleum Company in Nevada in 1952. C.E.C. Management Corp. was merged into Justheim Petroleum Company effective December 31, 1986, and was renamed C.E.C. Industries Corp. Prior to the merger, Justheim had historically engaged in the business of acquiring, holding and selling oil and gas leaseholds and retaining overriding royalty rights. C.E.C. Management Corp. primarily was in the business of engineering consulting and designing and marketing customized minerals processing systems and equipment. While the Company continued to receive oil and gas production overriding royalty income until recently, until the Company acquired the Atlas Methane and Basia Holding interest in methane, coal, and timber rights, the Company had primarily ceased its mineral holdings interests.

      C.E.C.'s primary business had been the manufacture and sale of
minerals   processing equipment  through  its  wholly-owned subsidiary,
Custom Equipment Corporation.  Custom was a  pioneer in  the  development of
custom gold processing equipment  in  the early   to   mid-1980's, thus,
business was very profitable. However, as gold prices declined after the early 1980's, fewer gold plants were built, more competitors entered the market, and Custom's business was negatively impacted. The Company
attempted to   use  its  expertise  and  know-how  to  develop  the
carbon reactivation furnace technology in the water treatment industry, but the continued losses in the metallurgical business caused a capital drain necessitating other measures. Custom Environmental International became the renamed subsidiary  to  carry  on  the efforts,  building  a  new
prototype carbon  furnace  now  being developed.   The  metallurgical
equipment business was sold in fiscal year 1991, and on October 4, 1995, the Company announced the spin off of CEI, wherein, pursuant to the terms of the spin off, C.E.C. would retain 13% of CEI.

       In  September  1993,  the  Board  of  Directors  of  C.E.C considered
expanding  the Company's  business  into   business opportunities   outside
of  the  carbon   reactivation furnace technology  business, and thus caused several new directors with real estate expertise to join the C.E.C. board. The intent being to develop land owned by the Company in St. George, Utah as well as other properties to be acquired. A property in Las Vegas was immediately acquired for cash and convertible preferred stock on February 4, 1994. Private financing was arranged to provide the cash necessary for the purchase. The transaction also provided working capital for development of the property as well as for further development and marketing of the carbon
technology.   The Las  Vegas  property was partially being developed  for a mini- storage facility with a three million dollar line of credit from the Bank of America. Pursuant to the terms of the agreement wherein CEC was acquiring the land situated in Las Vegas, CEC issued 600,000 shares of preferred stock which was convertible to Common Shares at a guaranteed "bid" price of not less than $4.00 per share. The agreement further specified that in the event the "bid" price was less than the stated $4.00 per share at the time in which the shares are offered for conversion prior to February 4, 1996, then in that event the Company was obligated to issue additional
common  stock to satisfy any shortfall.  On  November 2nd,   1995,  the
Company, in anticipation of a substantial dilution, (as the result of the Company's delisting from Nasdaq in August of 1995) negotiated for a modification of the preferred stock agreement wherein the Preferred Stock was exchanged for non-convertible voting preferred stock, in addition to the delivery of fee title to the St. George property. Further, pursuant to the modification agreement, the Company received a promissory note for $1,200,000 which note is collateralized by certain shares of the non-convertible voting preferred stock issued under the agreement.

On March 28, 1996, the Company entered into an agreement whereby the Company issued 8,660,000 shares of common restricted voting stock and 8,663,041 shares of preferred voting stock of the compnay in exchange for 100% of the issued and outstanding common shares of Basia Holding, Inc., a Tennessee Corporation holding 9,000 acres of fee land with approximately 52,000,000 tons of low sulfur coal, 100% of the issued and outstanding shares of Mid-Nevada Art, Inc., and 100% of Atlas Methane fully paid leasehold interests which leasehold interests include approximately 13,500 acres located in the Black Warrior Basin area of Alabama containing approximately 31 billion cubic feet of methane reserves. The March 28th agreement further required the resignation of three of the Company's directors.

During fiscal 1996, the Company made an election, pursuant to the terms of the agreement with Sterling Travel on January 18, 1995, to not issue the 400,000 shares of preferred non-voting stock in exchange for 100% of Sterling Travel. The election to terminate the Sterling Travel transaction was based upon income and expense reports demonstrating revenues substantially below the earn out criteria set forth in the agreement, and expenses which increased after the acquisition. The 400,000 shares of preferred stock would have converted at $5 per share with adjustments in the price as the result of a lower price of the stock on conversion. The Company deemed it in the best interest of the Company to opt out of the agreement.

On June 15, 1996, the Company entered into an agreement with Auto Express, Inc., (hereinafter referred to as "Auto Express") wherein the Company purchased 100% of the issued and outstanding shares of Auto Express. Auto Express is involved in the business of transporting vehicles across the United States for major businesses as well as consumers.

(b) Information About Industry Segments.

      The  Company is currently engaged in four main  businesses; real
estate development and construction   ("Moonridge"); transportation  of
automobiles ("Auto Express");  mineral  rights development   ("Atlas Methane"
and "Basia Holding") and investments in art ("Mid-Nevada Art"). Information regarding the Company's reportable business segments is set forth in Item 1(c) and Note 9 to the Financial Statements.

(c) Narrative Description of Business.

Moonridge Development Corp.

       Operations.  The  Company's  real  estate  operations  are conducted
through   the  Company's wholly  owned   subsidiary, Moonridge  Development
Corp. ("Moonridge"), a licensed General Contractor in the State of Nevada. Moonridge is responsible for the development and/or construction of the following projects:

      80.5 Acre Development - St. George, Utah. The Company owned an undivided 65% interest in 80.5 acres of undeveloped property in St. George, Utah.
The Estate of Clarence I. Justheim and Wyoming Petroleum Company owned the remaining interest. The Company, pursuant to an agreement reached in November of 1995, agreed to convey the property to DSM Golf Enterprises, Inc., in exchange for a promissory note in the sum of $1,200,000 and other consideration as set forth in the agreement.

        Mini-Storage Facility - Henderson, Nevada. The Company owns approximately 7.28 acres of property generally described as the Mission Valley Mini Storage ("Mini-Storage Project") in addition to a contiguous
1.39 acre parcel located on Russell Road, contiguous with U.S. Highway 95, outside the city limits of Las Vegas, Nevada. On March 31, 1995, the Company entered into a loan agreement with Bank of America for $3,000,000 to build the project. Permits were subsequently obtained from the County of Clark, Nevada, to commence clearing the project in preparation for construction. In an agreement which was reached with second deed of trust holder on the Mini-Storage Project, during May of 1996, the Company agreed to transfer the project in exchange for the reduction of Company debt of approximately $1,525,000.

      17.44 Acre Planned Development - Henderson, Nevada. The Company owns approximately 17.44 acres of property contiguous with the Mini-Storage
Project,  located  on  Russell   Road, contiguous  with U.S.Highway 95,
outside the city limits of Las Vegas, Nevada. In November of 1995, the Company entered into an agreement with Landmark International, Inc. ("Landmark") for the sale of the property at a price of $5,200,000 in Landmark stock and debt assumption. After repeated demands and Landmark having agreed to issue the agreed upon stock, the Company is still not in receipt of the stock and on that basis the Company is pursuing appropriate legal remedies. It is the intent of the Company to either sell the property or development it.

      320  Unit   Multi-Family Project to be built  -  Henderson, Nevada. In
June, 1995, the Company acquired a 24.5% interest in a 320 unit apartment project generally known as Victory Village, in exchange for 1,200,000 shares of Rule 144 stock, with a simultaneous two-year restriction. The project is located in Henderson, Nevada near the intersection of Lake Mead Blvd. and Boulder Highway. The City of Henderson issued bonds to facilitate the financing on the project, with HUD, (Department of Housing and Urban Development) insuring the construction and permanent loan in the sum of $16,442,400, at 6.38% interest, and due in 40 years, which loan was recorded in June of 1995 against the approximate 17.72 acres. Permits for the project have been obtained from the City of Henderson, and construction on the project is approximately 40% completed. It is anticipated that the project will be complete by calendar year end, 1996.

      Strategy.   The Company's near term strategy for  Moonridge Development
Corp. is to concentrate it's efforts on the development of the 320 unit Victory Village project. The Company is currently negotiating for the "spin off" of Moonridge.

Atlas Methane Gas Interests

The Company owns 100% of 13,500 acres of leasehold interest located in the Black Warrior Lagoon area of Alabama, containing approximately 31 billion cubic feet of methane reserves.

Introduction. Coal deposits in the United States are widespread, underlying 360,000 square miles in 37 states. Methane is present in nearly all coal from the shallow subsurface to depths over 10,000 feet. Coalbed basins are generally divided into eastern and western types. This segregation
is on  the  basis  of  both geography   and   geology.  The  eastern  coals
are   primarily Pennsylvanian Age and western coals are Cretaceous Age.  Much of the drilling for coalbed gas has been concentrated in the Black Warrior Basin of North Central Alabama. This is due to several factors:

     The basin's proximity to gas pipelines that deliver to stable gas markets.
     The high BTU values of the gas, from 950-1050.
     Drilling depths are shallow from 1,000 to 5,000 feet.
     The coals are well understood in terms of their thickness, rank, and content.
     Long term production has been established.

Black Warrior Basin. Coal has been produced continuously for over 100 years in the Black Warrior Basin. Although the presence of gas in coalbeds has been recognized from the beginning, it had been considered only as a hazard to coal mining. Gas from the field was originally vented, but as the natural gas prices increased, the gas was collected and sold.

Market Analysis. The pipeline systems situated in the Black Warrior Basin, are Alabama Gas Company (ALAGASCO), Basin Pipeline Corporation, and Southern Natural Pipeline Company (SONAT), and Associated natural Gas
Inc.  (ANGI).  The  Company  does   not contemplate  any marketing problems
related to  coalbed  methane production in the Warrior Basin.

Competition.   There  are  a  large  number  of   companies   and individuals
engaged in exploration and development of oil and gas properties.
Accordingly,  the  Company  will  encounter   strong competition from
independent operators and major oil companies in acquiring any additional leases suitable for development. Many of the companies so engaged have financial resources and staffs considerably larger than those available to the Company. There are likewise numerous companies and individuals engaged in the organization and conduct of royalty, production, and marketing of gas, thus providing a high degree of competition among companies and individuals in the development and marketing of gas leasehold interests.

The ability of the Company to market oil and gas found and produced, if any, will depend on numerous factors beyond the control of the Company, the effect of which factors cannot be accurately predicted or
anticipated.  Some  of  these  factors include   the   availability  of
other  domestic   and   foreign production, the marketing of competitive
fuels, the proximity and capacity of pipelines, fluctuations in supply and demand, the availability of a ready market, the effect of the federal and state regulation of production, refining, transportation and sales, and general national and worldwide economic conditions.

Basia Holding, Inc.

Basia Holdings owns approximately 9,000 unencumbered acres of land and approximately 52,000,000 tons of coal reserves in Grundy County, Tennessee known as O & F Tennessee land; and is in part of what is locally referred to as the Southern Field of the Tennessee coalfield.

The Company currently does not have the means, nor the intention in the near future to attempt to develop and or mine the coal property and/or timber on its own. The Company is seeking a buyer for the coal reserves and the timber rights. The ability of the Company to market either the coal or timber rights will depend on numerous factors beyond the control of the Company, the effect of which factors cannot be accurately predicted or anticipated. Some of these factors include the accessibility of the
material,  the availability   of   other   domestic  and   foreign
production, environmental issues in both the region where the materials are located and other regions where competitive materials are located, fluctuations in supply and demand, the availability of a ready market, the effect of the federal and state regulation of production, transportation and sales, and general national and worldwide economic conditions.

Mid-Nevada Art, Inc.

Mid Nevada Art, Inc. is a wholly owned subsidiary of CEC with assets of $1.7 million, which assets are made up of $1.7 million in appraised artworks by Sky M. Jones, a noted American artist. Sky Jones is a painter from the American West, born October 3, 1947 in Salt Lake City, Utah. He graduated with a Bachelor degree in Art from the University of Utah in 1971. He has written books on Art and Life. Jones deals in Multiple Imagery, that is, layers upon layers of 3D forms overlaid and interwoven. Sky Jones
originals  have  been  in  the  private  collections   of   Queen Elizabeth,
Governor Michael Dukakis, the late Lucille Ball, and Mohammed Ali to name a few. He has created various movie posters including Star Trek, the Never Ending Story, Final Countdown, etc. Limited edition prints and paintings by Sky Jones have been collected by or displayed in museums, corporations and galleries world wide.

On June 27, 1996, Mid-Nevada Art, Inc. entered into an agreement (the "Exchange Agreement") whereby Mid-Nevada Art, Inc. exchanged eighteen (18) of the original art works owned by Mid-Nevada Art, Inc. for two hundred and seventy-eight (278), $10,000 pre-paid long distance calling cards at a rate of approximately $0.45 per minute or better with an expiration date of five
(5) years (June 27, 2001), at an exchanged value of $2,779,700. Concurrent with, and as part of the Exchange Agreement, Mid-Nevada Art, Inc. also exchanged three (3) $100,000 pre-paid long distance calling cards at a $0.45 per minute rate, with no expiration date, and forty-five (45) $10,000 pre-paid long distance calling cards at a $0.45 per minute rate, with an expiration date of five (5) years, collectively, for an additional 12 original art works by Sky M. Jones, with appraisals totalling $750,000.

Auto Express, Inc.

     Auto Express is involved in the business of transporting vehicles across the country for major businesses as well as consumers. Auto Express has been employed by companies such as Ford, GM, Chrysler, Mayflower, United Van Lines, as well as a number of professional sports organizations in the United States, including the Chicago Bulls and Colorado Avalanche.

     Auto Express was founded in December of 1993 and commenced it's current operations in January of 1994. The intent of Leon Harte, Auto Express' President, was to build a full service, vehicle hauling transportation company. Originally the company only utilized owner-operators until the company purchased it's own trucks and equipment.

     Auto Express revenues have grown from sales of $680,000 in 1994, to $1,800,000 in 1995. The projections for 1996 are in excess of the $3 million range and could be adjusted upward if Auto Express, with the help of C.E.C., can acquire additional vehicle hauling trucks and equipment.

     The growth of the vehicle transportation business is booming. The company is currently turning away almost as much in sales as the $3 million dollar projected revenues for 1996. Yet Auto Express does no advertising and has no marketing people.

     The thrust of Auto Express' intentions in 1996 is to add at least two more company owned trucks, each additional 10-12 car carrier adds a minimum of $250,000 in annual revenues.

Oil and Gas Royalties

      C.E.C. has overriding royalty interests in oil and gas properties held by various other parties. All revenues from C.E.C.'s interests in the properties have been received in cash. The Wyoming lands held by Mobil Oil Company provided the largest part of the Company's oil and gas royalty income, approximately $67,000 (47%) in fiscal year 1994.

      C.E.C. does not presently deal in oil and gas leases, nor does it have facilities or means to perform the exploration, development and operation of oil and gas wells on properties in which it has interests. Management has no present intention of directly engaging in either activity in the future. Other than its 18% working interest in two oil and gas wells in Colorado, the Company owns no producing wells ("working interest" means an interest owner who participates in the costs as well as the revenues of the property; overriding royalty interest owners participate in gross production revenues only). Exploration and development of the mineral and oil and gas deposits located in or on the properties is undertaken by third parties. If and when production is realized on any properties in which C.E.C. has an interest, it receives a share of gross production revenues based upon the percentage overriding royalty interest it has retained.

     Most of the royalty interests were disposed of during fiscal 1994, for a realized gain of $604,905. The balance of royalty interests were disposed of during fiscal 1996, for a realized gain of $56,206.

Other Investments

Custom Environmental International. Custom Environmental International, ("CEI") is engaged in the business of development and implementation of a patented carbon reactivation furnace. In October of 1995, the Company Board of Directors elected to Spin-Off CEI in an effort to avoid continued losses resulting from the expense of developing the prototype carbon reactivation unit. However as of March, 1996, the spin-off was not completed.

Sterling   Travel.   The  Company  terminated  its  interest   in acquiring
Sterling travel during fiscal 1996, as the result of insufficient revenues to comply with the earn out provisions of the original Acquisition Agreement with Sterling.

Logos International Inc. The Company has written down the value of its 430,320 shares of Logos International, Inc. which had been acquired in 1991 when the office building and the majority interest in GLI Industries, Inc. were sold. Because the quoted per share price of the stock decreased from over $5.00 bid at the end of the 1993 fiscal year to $.125 bid at March 31, 1994, the value was written down to $53,790, realizing a loss of $625,960 in fiscal 1994. Approximately half of the Logos stock was sold during 1995 resulting in a further loss and write-down of $46,305. The remaining value on the books is $2,605. During the fiscal year 1996, all the remaining shares were sold for $34,996.

Federal and State Regulation. General. The activities of the Company with respect to methane gas and coal, are subject to federal and state environmental laws and regulations which impose limitations on the discharge of pollutants into the air and water and which also establish standards for the treatment, storage and disposal of solid and hazardous waste. Management believes that the Company is substantially in compliance with such laws and regulations, and there are no pending proceedings which question compliance with all applicable environmental, health and safety.

Although   the  Company  does  not  consider  current  laws   and regulations
relating to such matters to be materially burdensome, especially in light of the reserve status of the Company's involvement as opposed to operations, there can be no assurance that future legislative or governmental actions or judicial decisions will not adversely affect the Company or its ability to retain the mineral rights set forth herein. The Company is not aware of any proposed or pending legislative, governmental or judicial action that would materially adversely affect the Company's properties.

Methane Extraction. The chief potential for environmental harm in the extraction of coalbed methane, the gas trapped in underground coal streams, is the discharge of salt water into streams. Weekly and monthly water-quality samples are required to monitor the water quality during extraction. Currently the Company is not involved in the extraction of its methane reserves, and thus faces no immediate environmental challenges.

Executive Offices

      C.E.C.'s executive offices are located at 23 Cactus Garden Drive, F-60, Green Valley, Nevada 89014.

PATENTS

     C.E.C. had obtained certain patents for its low temperature furnaces developed by CEI and used in regenerating carbon; however, pursuant to the terms of the "Spin-off" agreement pertaining to CEI, the patents remained with CEI.

EMPLOYEES

       The   Company   and  its  subsidiaries  currently   employ
approximately 135 full and part time employees.

      Profit Sharing and 401 (k) Plan. The Company's Profit Sharing and 401 (k) Plan provides a means by which eligible participating employees of the Company may set aside and invest a portion of their earnings. Employees meeting the eligibility requirements were able to participate by contributing up to 15% of their regular compensation on a pre-tax basis to be invested in the employee's choice of several mutual
funds, with investment objectives   ranging  from  money market  to  equity
portfolio investments. In February, 1996, the Company terminated its 401(k) plan.

ITEM 2.   PROPERTIES

      Principal and Executive Offices. C.E.C. leases 2,622 square feet of office space for its executive offices at 23 Cactus Garden Drive, F-60, Green Valley, Nevada 89014. Auto Express, Inc. leases 15,000 square feet of office space and warehouse storage space at 1717 E. 39th Avenue, Denver, Colorado.

      Oil and Gas Interests. The Company has sold its remaining overriding royalty interests in oil and gas wells producing in the Natural Buttes field in Uintah County, Utah, and has sold its holdings in the Big Piney, Ruben, Chimney Butte, Deer Hill Field, Long Island and Tip Top fields in Sublette County, Wyoming.

      St.  George  Properties. A general discussion  of  the  St. George,
Utah  development project is  included under  Item  1(c),   "Narrative
Description  of  Business",   "Operations".   C.E.C. transferred its
interests in the St. George property pursuant to the terms and conditions of an agreement entered into during November, 1996.

      Mission  Valley Mini-Storage Facility. A general discussion of   the
mini-storage project is included under Item 1(c), "Narrative Description of Business", "Operations". The Company acquired 7.28 acres of property located in Las Vegas, Nevada as part of a larger parcel of property, on February 9, 1994, utilizing preferred stock of the Company. The Company executed an agreement to transfer the mini-storage project to the second deed of trust holder for approximately $1,525,000.

      Other Las Vegas Properties. A general discussion of the other parcels of property acquired on February 9, 1994, are included under
Item 1(c), "Narrative Description of Business", "Operations". The Company is currently planning to sell or develop the property.

      320 Unit - Victory Village Apartments. A general discussion of the 320 unit Victory Village project is included under Item 1(c), "Narrative Description of Business", "Operations". During June 1995, the Company acquired a 24.5% interest in the Victory Village III, Ltd. partnership utilizing Rule 144 restricted common stock of the Company valued at $700,000. A $16,442,400 loan was recorded against the approximate
17.72 acres providing the construction financing for the project. Moonridge Development Corp. is acting as the General Contractor for the project and construction is approximately 40% complete, with final completion anticipated for late 1996. (See Note 13 of the Financial Statement)

      Basia Holding, Inc. A general discussion of the Basia Holding are included under Item 1(c),"Narrative Description of Business", "Operations". Basia Holding owns approximately 9,000 unencumbered acres of land and coal reserves in Grundy County, Tennessee known as O & F Tennessee land; and is in part of what is locally referred to as the Southern Field of the Tennessee coalfield.

      There are approximately 500 acres of Sewanee coal with an average thickness of about 42 inches; there are approximately 5,000 acres of Richland coal with an average thickness of about 36 inches; both the Sewanee and Richland seams are minable by surface methods and 3,200 acres minable by underground methods; the Angel seam has an average thickness of about 32 inches. Below the Angel coal and mineable by underground methods only is found the wilder seam which encompasses approximately 5,400 acres with an average thickness of about 30 inches. In addition to the above, an assumption of an 85 per cent recovery factor was used in calculating reserves to be extracted by surface mining methods, and a 50 per
cent  recovery  factor  was  used   in calculating  reserves  to  be
extracted by  underground  methods. Consideration   of  the  above
information  and  applying   that information to the basic formula that the
recoverable tonnage of coal equals 150 tons per inch of coal per acre, there is in summary the following:

     Sewanee Coal             3,468,000  tons
     Richland Coal            20,400,000 tons
     Angel Coal               15,840,000 tons
     Wilder Coal              12,150,000 tons

     Total                    51,858,000 tons

      Atlas Methane Gas Interests. A general discussion of the Atlas Methane holdings are included under Item 1(c), "Narrative Description of Business", "Operations". The Company owns 100% of 13,500 acres of leasehold interest located in the Black Warrior Lagoon area of Alabama, containing approximately 31 billion cubic feet of methane reserves.

The  Black  Warrior  basin encompasses an area  of  about  35,000 square
miles   in  northeastern  Mississippi  and  Northwestern Alabama.  The  basin is named for the Black Warrior River, a prominent navigable river over most of its length through the area. Physiographically the Black Warrior basin straddles the Cumberland Plateau, Appalachian Valley and Ridge province, and East Gulf Coastal Plain. Although the basin's exact limits are not firmly established in the literature, it is structurally bounded on the north by the Nashville-Cincinnati arch and on the southeast by the Appalachian fold and thrust belt. The basin is largely covered by Cretaceous and younger sediments of the Gulf Coastal Plain and Mississippi Embayment.

ITEM 3.   LEGAL PROCEEDINGS

        The Company's subsidiary, Custom Envvironmental International ("CEI"), filed suit in the United States District Court for the Central Division of Utah, Custom Envvironmental International, a Utah corporation, Plaintiff vs. Lochkead-Haggerty Engineering & Manufacturing Co., Ltd., a Canadian corporation, Defendant, Case No. 2:95CV0153B, in wich CEI is claiming an infringement of CEI's patent. The Defendant has responded to the complaint by (i) requesting and extenstion of time to file a responsive pleading and
(ii) making an offer of settlement which has been rejected.

        The Company executed a contract for the acquisition of certain medical technology from Bio-Sphere Technology in April of 1994, and subsequently entered into a distributuin agreement with an unrelated company. Bio-Sphere, in January of 1995, attempted to rescind the agreement of April, 1994. The Compay, during the year 1996 agreed to rescint the contract and cancel the preferred shares issued in connectiuon therewith.

      Fernando Aldecoa, et. al. v. Softpoint, Inc., United States District Court, Southern District of California, Case Number 951654H(LSP). An action brought by shareholders of another public company wherein CEC Industries Corp. is alleged to be an alter ego of the other public company. Independent counsel for the Company, selected by the Company's insurance company, is handling the litigation, which is not anticipated to result in a judgment against the Company.

      The Walter Company v. McHaffie, et. al., Superior Court of the State of California for the County of Los Angeles, Case Number BC 135322.
An action brought by the owners of real property wherein CEC Industries Corp. is a limited partner. The real property relates to the underlying land for the development and construction of the 320 unit apartment project which was financed by HUD. A title report was issued at the time of the acquisition and financing by HUD, which title report provided proper title to the limited partnership which owns the real property. Counsel for the Company is of the opinion that the Company's status as a limited partner should be up-held and thus the Company should avoid any liability under the lawsuit.

     As of the date hereof, the Company is not aware of any other material legal proceedings, pending or contemplated, to which the Company is, or would be, a party of or which any of its property is, or would be the subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the Company's fiscal year ended March 31, 1996.

PART II

ITEM 5.   MARKET   FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
          STOCKHOLDER MATTERS

     The Company's Common Stock is traded in the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the NASDAQ symbol CECN. The following table sets forth the quarterly high and low bid prices for the Company's Common Stock during the last two fiscal years of the Company, as
reported by the National Quotations Bureau.   The  quotations  reflect
inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                           1996                1995
                       High      Low       High      Low

     1st Quarter       $1.00     $ .5625   $3.75     $2.00
     2nd Quarter        .71875     .125     2.25      1.38
     3rd Quarter        .3125      .1875    1.63      0.91
     4th Quarter        .3125      .15625   1.13      0.75

      No  dividend  was  declared or paid by the  Company  during fiscal year  1996 or 1995.  A decision to pay dividends  in  the future  will depend
upon the Company's profitability,  need  for liquidity   and  other financial
considerations.    There   are approximately  1,728  shareholders of the
16,431,795  outstanding shares, as of June 21, 1996.

ITEM 6    SELECTED FINANCIAL DATA
                           1996         1995            1994        1993        1992
Revenue from continuing
   operations              $ 2,463,276  $       87,501  $  142,238  $  137,316  $  126,877

Revenue from discontinued
    operations                       0            0              0           0      10,757

Net income (loss) from
   continuing operations   $(1,283,313) $(1,826,551)    $ (296,992) $    1,838  $   12,464

Net loss from discontinued
   operations                        0            0              0           0        (881)

Loss per common share:
   Continuing operations         (0.06)       (1.22)         (0.19)       0.00        0.00
   Discontinued operations       (0.00)        0.00           0.00        0.00        0.00

Total Assets               $11,115,648  $ 6,274,983     $6,094,026  $2,116,918  $1,934,271

Long term obligations                0            0              0           0           0

Cash dividends per
     common share:                   0            0              0           0           0

      During  1992, the Company sold GLI Industries,  Inc.  which
manufactured  and  marketed various handyman  products.   During 1991, the
Company sold Custom Equipment Corp. which designed and manufactured specialized mineral processing equipment and its metallurgical consulting services. The revenue, net loss from discontinued operations and loss per common share in the five-year summary above reflects these discontinued operations.

      During 1996, the Company terminated its ownership of Sterling Travel pursuant to an agreement where Sterling Travel was to reach certain revenue milestones prior to the issuance by the Company of Preferred Stock to Sterling. Since a condition subsequent occurred, in the failure to reach the revenue goals as set forth in the agreement, the Company determined it in the best interest of the Company to terminate the agreement. The revenue, net loss from discontinued operations and loss per common share in the five-year summary above reflects these discontinued operations.

ITEM 7.   MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and the notes thereto.

Overview

      The Company's combined historical financial statements consist primarily of the operations and assets of Moonridge Development Corp.,
and to a limited extent, CEI. The Company has continued to   go through major
transitions pertaining to direction, management, and continued operations. During fiscal 1996, the Company pursued both development and construction
activity under its wholly  owned   subsidiary,  Moonridge Development, Corp.,
earning revenues in its construction division of $1,187,208 while at the same time setting the stage for new management which occurred in the fourth quarter of fiscal 1996, with the acquisition of 100% of the stock of Basia Holdings, Inc., Atlas Methane, and 100% of the stock in Mid-Nevada Art, Inc. Subsequent to year end, the Company continued with its expansion through the acquisition of Auto-Express, Inc.

Moonridge Development Corp. In the third quarter of fiscal 1994, the management of the Company formed a wholly owned subsidiary, Moonridge Development Corp. ("Moonridge") for the purpose of facilitating the development and construction of  the  Company's properties  located in
St. George, Utah, Las Vegas, Nevada, and Henderson, Nevada. Moonridge obtained its general contracting license, and in the first quarter of fiscal 1996, executed a contract for the acquisition of a 24.5%
interest in Victory Village III, Ltd., a Nevada limited partnership, facilitated the placement of a $16,500,000 HUD loan for the project
(the "Victory Village Project"), and executed a contract for the construction of the 320 Unit Victory Village Project for Victory Village III, Ltd. In addition, Moonridge set up the development, construction and financing of the Company owned Mini-warehouse project located on 7.28 acres in Las Vegas, Nevada, in addition to a 1.39 acre, contiguous parcel.
However, after  obtaining  a  three  million dollar   construction  loan
from Bank  of  America    for   the construction  of the mini-storage
project in Las Vegas, Nevada, and actually commencing construction, then problems arose in the construction permitting and the cross collateralization of this property and the 15.24 acres contiguous, the company then decided to sell its interest in the Mini Warehouse project. In consideration of the debt relief of approximately $1,525,000 and the pay off by the purchaser of the outstanding loan of approximately $575,000 for the project, Moonridge entered into an agreement for the sale of the project, which  sale occurred subsequent to year end, during the first quarter, fiscal 1997. As the result of the sale of the mini-storage property, the Company reduced its debt position by in excess of $1.5 million. However, as discussed below, results of the Company's construction and development programs created additional expenses to the Company, without offsetting revenues. Revenues from the construction and development programs are
anticipated to level in fiscal 1997  due to   the  proposed  spin-off  of
Moonridge  and  the   proposed liquidation of other undeveloped land owned
by the Company in Las Vegas, Nevada.

       During the second quarter of fiscal 1996, Moonridge commenced construction on the 320 unit Victory Village project and as of June 1, 1996, was 40% completed with the construction.

      The Company currently owns an additional 17.44 acres of undeveloped land located in Las Vegas, Nevada, which the Company intends to sell or develop in the near future. During the third quarter of fiscal 1996, the Company entered into an agreement for the sale of the undeveloped acreage for $5.2 million; however, as of the end of June, 1996, the transaction has not been completed, and the Company, based upon the opinion of counsel, does not believe the transaction will be completed. Current outstanding obligation on the property is $1.6 Million.

Sterling  Travel.   In the fourth quarter of  1995,  the  Company acquired
Sterling Travel, and the revenues and expenses thereof from February 28, 1995 to March 31, 1995, were included in the revenues and expenses for fiscal 1995. Pursuant to the terms and conditions of the agreement with the 100% owner of Sterling Travel, the Company was purchasing the travel company for 400,000 shares of preferred stock of the Company, at a valued price of $5 per share, convertible to common stock, with a total value of $2 million. In the event that in two years, the price of the stock of the Company was not valued at $5 per share, then in that event the Company was required to off set the difference with the issuance of additional shares of common stock. According to the agreement, the preferred stock was to be issued according to an earn out schedule based upon revenues earned by Sterling Travel. However, Sterling Travel did not receive the revenue projections as initially projected, and the preferred stock was not issued, and the transaction was canceled.

CEI. The Company, through its subsidiary, CEI, continued to incur expenses related to the carbon reactivation furnace which was being tested a Thiokol Corporation in Utah. In the third quarter fiscal 1996, based upon discussions with the management of the Company and the Board of Directors of the Company, and in consultation with certain other persons not affiliated with the Company, the Board concluded that the investment
in  the  carbon reactivation   technology  was  not  an  appropriate   means
of diversifying the Company's operations and required more cash to finance its operations than appeared prudent to the Board. George Matthews, a member of the Company's Board who was primarily responsible for overseeing the Company's investment in CEI, and was acting president of CEI, agreed, with the rest of the CEC Board of Directors to spin-off CEI. As of 3/31/96 and 6/28/96 the spin off was not completed. Accordingly, the subsidiary's assets and operations were included in the 3/31/96 consolidated financial statements.

Agreement to Terminate Conversion. In the third quarter of fiscal 1996, the
Company entered into an agreement   with   DSM  which  terminated  the
preferred   stock conversion rights which were issued pursuant to the terms of the agreement wherein CEC was acquiring the land situated in Las Vegas. CEC issued 600,000 shares of preferred stock which was convertible to Common Shares at a guaranteed "bid" price of not less than $4.00 per share. The original agreement further specified that in the event the "bid" price was less than the stated $4.00 per share at the time in which the shares are offered for conversion prior to February 4, 1996, then in that event the Company was obligated to issue additional common stock to satisfy any shortfall. On November 2nd, 1995, the Company, in anticipation of a substantial dilution based upon the then low value of the common stock of the Company, (partially as the result of the Company's delisting from Nasdaq in August of 1995) negotiated for a modification of the preferred stock agreement wherein the Preferred Stock was exchanged for non-convertible voting preferred stock, in addition to the delivery of fee title to the St. George property. Further, pursuant to the modification agreement, the Company received a promissory note for $1,200,000 which note is collateralized by certain shares of the non-convertible voting preferred stock issued under the agreement.

Acquisions in Fiscal 1996. In the fourth quarter of fiscal 1996, concurrent with the election of three new Board of Director members, the Company entered into an agreement with O.T.S. Holdings, Inc. to issue 8,660,000 shares of common restricted voting stock and 8,663,041 shares of preferred voting stock of the Company in exchange for; 100% of the issued and outstanding common shares of Basia Holdings, Inc., a Tennessee corporation holding 9,000 acres of unencumbered land with approximately 52,000,000 tons of low sulfur coal, 100% of the issued and outstanding shares of Mid-Nevada Art; and 100% of the Atlas Methane Development Corporation Gas and Mineral Leases, which unencumbered leasehold interest includes approximately 13,500 acres located in the Black Warrior Lagoon area of Alabama containing approximately 31 billion cubic feet of methane reserves.

Liquidity and Capital Resources

      Cash requirements of C.E.C. have been met by funds provided from
(a) royalty income; (b) construction fee revenues; (c) sale of property interests; and (d) borrowing. The ratio of current assets to current liabilities at March 31, 1996 was .27 to 1.0 compared to .40 to 1.0 at March 31, 1995.

        The working capital (deficiency) of the Company as of March 31, 1996, was $(3,384,457). The working capital (deficiency) at March 31, 1995, was $(1,969,895).

      In 1996, liquidity was enhanced by the cash sale of oil and gas royalty interests and borrowing against the Las Vegas property. Cash was $3,276 at fiscal 1996 year-end versus $27,454 at fiscal 1995 year-end.

      Working capital has decreased in the last three years principally because of short-term borrowing utilized to finance real estate acquisition and development activities. The Company anticipated raising funds to retire the present short-term debt of $2,900,000, through either
(i) the sale of the  mini-storage facility  in  Las  Vegas,  Nevada
("mini-storage  project")   on completion of construction, (ii) converting
the short-term debt to long-term debt, utilizing cash flow from the mini-storage project to service the debt; (iii) reducing the debt from fees received by the Company as a licensed contractor on the mini-storage project and the Victory Village 320 unit project; (iv) selling all or a portion of the 65% undivided interest in the St. George, Utah property or the 20.30 acres located in Las Vegas, Nevada; and reducing the debt through other fee income earned as the result of additional contracting work to be performed by the Company. The initial permits to commence grading on the mini-storage project, were obtained during the first week in August of 1995; however due to continued delays with the county building department, the Company was unable to obtain the building permits pursuant to the terms of the construction loan agreement, and thus was forced into a position of refinancing the project, or selling off the Company's interest. Shortly after the end of the fourth quarter of fiscal 1996, the Company reached an agreement with the second deed of trust holder to acquire the property in exchange for the reduction of debt the Company owed on land it owned in Las Vegas, Nevada including the mini-storage project. Pursuant to the terms of the agreement, the Company would no longer be responsible for the $3 million Bank of America loan.

Further, the agreement with the second deed of trust lender allowed for a moratorium on payments under the $1.6 million loan on additional property in Las Vegas, Nevada, which moratorium was tied to the sale by the Company of certain grading material in demand in the Las Vegas area. The sale of the raw material is intended to supply the Company with sufficient capital to cover certain overhead in the Company, in addition to paying for the debt service on the property.

      Acquisitions of new ventures will possibly affect liquidity in 1997, but are expected to be financed with stock. The Company has no long-term debt, but anticipates converting the current short-term debt to long-term or eliminating it completely by selling additional equity and or portions of the real estate.

      C.E.C.'s plans for capital expenditures are centered around real estate development and the expansion of its newly acquired Auto Express, Inc.

Borrowing Activities

      During the past two years, the Company's operations and investing activities have been financed extensively from borrowings. Borrowings have been approximately $3,800,000, $1,100,000, and $1,800,000 in fiscal years 1996, 1995, and 1994, respectively. Prior to the movement of the
Company in the direction of real estate construction and development in November of 1993, the Company's need for cash was the result of the
Company's   development of  it's  CEI   technology in carbon reactivation.
However, as the result of the Company's activities in the acquisition and development of various parcels of real estate, the Company was required to increase its borrowing capabilities. The Company has borrowed significant sums from banks and private individuals as necessary to provide for the expansion of the Company's real estate development. However, as the result of the Companys sale of the mini-storage project and liquidation of its interest in St. George in exchange for a $1,200,000 note, the Company has eliminated a need for the substantial borrowed funds previously required. Currently the only significant loan to the Company is the $2 million loan collateralized by approximately 15.24 acres and $175,000 loan collaterized by 2.2 acres of real property located in Las Vegas. The Lender has provided a short moratorium on the payments to allow the Company to sell certain raw fill dirt materials for sufficient cash sums to service the debt and provide the Company with some overhead cash requirements.

      Fiscal 1996. During fiscal 1996, the Company repaid 50% the $1,000,000 line of credit from Pioneer Citizens Bank, and as of the date of this report, approximately $10,000 in accrued interest is owed on the loan as of March 31, 1996. Also during fiscal 1996, the Company borrowed private money in the approximate amount of $199,900 for the purpose of funding the Company's construction activities through Moonridge Development Corporation. Subsequent to year end, the Company eliminated debt of approximately $3,935,000 of debt in the sale of its 7.28 acre mini-warehouse project. Of the $3 million dollar loan to Bank of America, included in the $3,935,000 amount, only approximately
$600,000 had been drawn down by the Company's construction division for purposes of constructing the mini-warehouse project.

      Fiscal 1995. During fiscal 1995, the Company drew down on a $1,000,000 line of credit from Pioneer Citizens Bank. Also during 1995, the Company entered into a construction loan agreement in the sum of $3,000,000 with Bank of America, for the construction of its mini-storage facility in Las Vegas, Nevada. The collateral for the Bank of America loan is a 7.28 acre parcel of property upon which the Company is building its mini-storage facility.

      Fiscal 1994. During fiscal 1994, the Company borrowed the sum of $1,800,000 from a private party. The private party loan was to be utilized for operations and the development of recently acquired property in Las Vegas, Nevada. The collateral for the private party loan in the sum of $1,800,000 is approximately 16.63 acres of property owned by the Company in Las Vegas. The collateral for the private party loan is approximately 23.91 acres, of which 7.28 acres are subordinate to the Bank of America loan agreement executed in fiscal 1995. In addition, in 1994, the Company acquired a 2.20 acre parcel of land contiguous to its other
Las Vegas property, wherein the seller of the property carried back a trust deed in the sum of $100,000 as part of the purchase price. The collateral for the $100,000 loan is the 2.20 acres, which property is located in Las Vegas, Nevada.

Results of Operations

     Fiscal Year 1996 Compared to Fiscal Year 1995

      For the year ended March 31, 1996, the Company had a net loss of $1,283,313 as compared to a loss of $1,826,551 for fiscal year ended 1995.

      Revenues. The Company's revenues increased from $87,501 to $2,463,276.
Revenue  increases were attributable  primarily  to increases   attributable
to Moonridge Development Corporation revenues resulting from its construction activity related to the 320 unit apartment project located in Henderson, Nevada. The Company also received a minimal amount of revenues generated from its oil and gas royalties; however in 1994, the major part of the oil and gas royalties were sold for cash, generating a profit in excess of $600,000, thus reducing the potential from continued significant oil and gas revenues. Oil and gas royalties were $75,668 in 1996.

      Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses decreased 31.4% from $1,445,308 in 1995 to $1,099,876 in 1996. Selling, General and Administrative Expense (S,G&A) increases were attributable to management decisions to proceed with the development of the Company's existing real estate projects, which is generally capital and management intensive at the outset. S,G&A were also extraordinarily high in the last few years because of high legal fees, accounting fees and other expenses related to the merger attempts and acquisition costs.

      Interest. Interest expense for the Company increased 242.6% from $255,739 in 1995 to $620,349 in 1996. The substantial increase in interest expense was the result of borrowings by the Company to facilitate expansion, primarily in the area of real estate development.

     Fiscal Year 1995 Compared to Fiscal Year 1994

      For the year ended March 31, 1995, the Company had a net loss of $1,826,551 as compared to a loss of $296,992 for fiscal year ended 1994.

     Revenues. The Company's revenues decreased 39% from $142,238 to
$87,501. Revenue decreases were attributable to decreases in oil and gas royalties due to the sale of the majority of the royalty interests, offset by commission and affiliation fee income of $65,223, attributable to Sterling Travel. In 1994, the major part of the oil and gas royalties were sold for cash, generating a profit in excess of $600,000. Oil and gas royalties were $19,278 in 1995. In addition, revenue decreases were the result of management's focus on new real estate and development activities, which by their nature is capital intensive initially, with revenues being deferred until either construction commences or the project is completed and rental revenues are received.

      Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses increased 242% from $452,268 in 1994 to $1,445,308 in 1995. Selling, General and Administrative Expense (S,G&A) increases were attributable to management decisions to proceed with the development of the Company's existing real estate projects, which is generally capital and management intensive at the outset. S,G&A were also extraordinarily high in the last few years because of high legal fees, accounting fees and other expenses related to the merger attempts and acquisition costs.

      Interest. Interest expense for the Company increased 500% from $42,632 in 1994 to $255,739 in 1995. The substantial increase in interest expense was the result of borrowings by the Company to facilitate expansion, primarily in the area of real estate development.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Financial Statements and Financial Statement Schedules appearing on page F-1 to F-14 of this Form 10-K Annual Report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

        On June 15, 1996, Deloitte & Touche LLP was terminated as the independent auditor of the company. On June 15, 1996, the Company reached an agreement with William L. Clancy, CPA, whereby William L. Clancy was engaged to act as the Company's auditor, commencing with the Company's audit for the fiscal year ending March 31, 1996. The principal accountant's report on the Company's financial statements for either the past two (2) year has not contained either an aderse opinion or a disclaimer of opinion, nor was qualified or modified as to an uncertanty, audit scope or accounting principles. THe change in accountants was approved by the Board of Directors of the Company. Duirng the registrant's two most recent fiscal years and subsequent interim period up to the date of the change of accountnats, there were no disagreements with the former accountnat on any matters of accounting principles or practices, financial statement disclosure, or auditions scope or procedures.

                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in the sections captioned "Election of Directors," "Board of Directors Meetings and Compensation" and "Identification of Executive Officers," in the registrant's definitive Proxy Statement for the annual meeting of shareholders to be held August 21, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

      The  information  required by  Item  11  of  Form  10-K  is incorporated  by  reference to the information contained  in  the section
"Identification   of   Executive   Officers"   in   the registrant's
definitive Proxy Statement for the annual meeting of shareholders to be held August 21, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

      The  information  required by  Item  12  of  Form  10-K  is incorporated  by  reference to the information contained  in  the section
captioned   "Beneficial   Stock   Ownership"   in   the registrant's
definitive Proxy Statement for the annual meeting of shareholders to be held August 21, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Transactions with Management and Others.

Asset Transactions - Re-Issuance of Preferred Shares

     During fiscal 1996, the Company's Board of Directors adopted a resolution pursuant to which the Company avoided the conversion of 600,000 shares of Convertible Preferred non-voting stock, which stock would have converted on February 4, 1996 to common shares having a value of $2,400,000. Due to the then price of the Company's shares, approximately $0.20, the Board determined it in the best interest of the Company to avoid the conversion. The Company agreed with DSM Golf Enterprises, Inc., principally controlled by Dwight Jory, ex-director of the Company, Vegas Ventures, Inc., Theodora de Hondol, the wife of Dwight Jory, a director of the Company, and Jeanette Browning to: (i) issue to de Hondol and Browning $80,000 in Limited Liability Company shares; (ii) re-issue to Vegas Ventures, Inc. 395,000 shares voting non-converting preferred stock, par value $0.50 per share; (iii) re-issue to DSM Golf Enterprises, Inc. 3,905,000 shares of voting non-converting preferred stock, par value $0.50 per share; re-issue 100,000 shares of voting non-converting preferred stock, par value $0.50 per share; transfer a deed to the Company's interest in the St. George parcel to DSM Golf Enterprises, Inc., concurrent with the receipt by the Company of a $1,200,000 note for the balance of the exchange value, which note is secured by 2,100,000 shares of voting non-convertible preferred stock, set forth above; additionally, 1,400,000 shares of the voting non-convertible preferred stock is pledged back to the Company as collateral for the Company's 24,5% interest in the 320 Unit Victory Village apartment project, to insure the Company does not loose any investment capital in the project.

Loans Made to the Company by, or Guaranteed by Affiliates

In the third and fourth fiscal quarter 1996, Charles Mchaffie, either personally or through related entities advanced funds to the Company in the sum of $79,200.

Agreements Changing Control of the Company

On March 28, 1996, the Company entered into an Agreement to issue to O.T.S. Holding, Inc. 8,660,000 shares of common restricted voting stock and 8,663,041 preferred voting stock of CEC in exchange for: 100% of the issued and outstanding common shares of Basia Holding, Inc., a Tennessee Corporation holding 9,000 acres of fee land with approximately 52,000,000 tons of low sulfur coal, 100% of the issued and outstanding shares of Mid-Nevada Art; and 100% of the Atlas Methane Development Corporation Gas and Mineral Lease, which leasehold interest includes approximately 13,500 acres located in the Black Warrior Lagoon area of Alabama containing 31 billion cubic feet of methane. Concurrent with the execution of this agreement, three (3) directors of CEC resigned.

Stock Options Exercised by Board Members

In February of 1996, two directors executed options to acquire 300,000 shares of common stock, each, in the Company in exchange for consideration paid pursuant to the terms and conditions of promissory notes executed concurrent with the exercise.

ITEM  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND  REPORTS ON
          FORM 8-K

(a) Documents filed as part of this Report

      1. Financial Statements:

         Independent Auditors' Report                                  F-1
         Independent Auditors' Report                                  F-2
         Independent Auditors' Report                                  F-3

         Consolidated Balance Sheets at March 31, 1996 & 1995 F-4 & F-5 Consolidated Statements of Operations for the years ended
           March 31, 1996, 1995 & 1994                                 F-6
         Consolidated Statements of Stockholders' Equity for the
           years ended March 31, 1996, 1995, and 1994                  F-7
         Consolidated Statements of Cash Flows for the years ended
           March 31, 1996, 1995 & 1994                         F-8 to F-10
         Notes to Consolidated Financial Statements           F-11 to F-22

2. Exhibits required to be filed are listed below.

     Exhibit Number           Description

     (2) Plan of acquisition, reorganization arrangement, liquidation or succession

               (a)       Agreement  of  Merger  of   C.E.C. Management  Corp.
               into Justheim Petroleum Company, dated August 15, 1986 (incorporated by reference to Exhibit 2 of the Company's Registration Statement on Form S-4, file No. 33-8753, as amended)
               (b)       Agreement  of  Merger  of   C.E.C. Management  Corp.
               into Justheim Petroleum Company, dated August 15, 1986, and Board approval certificated and Certificates of Shareholder Vote on Merger, dated December 31, 1986, all as filed with the Nevada Secretary of State on December 31, 1986.

     (3)        Articles of Incorporation and by-laws

               (a)       Articles   of  Incorporation, as amended
               (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10K for the fiscal year ended March 31, 1986).
               (b) Bylaws, as amended (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10K for the fiscal year ended March 31, 1986).

     (4)        Instruments defining the rights of securityholders:

               (a) Loan Agreement dated March 31, 1995, between the Company and Bank of America.
               (b) Loan Agreement dated February 4, 1994, between the Company and Cartwright
               (c) As amended by first amendment to Loan Agreement between the Company and Cartwright, dated February 4, 1995.
               (d) An agreement between the Company and Cartwright whereby the Company would deed the 7.28 acre mini-storage project and an additional 1.39 acres to Cartwright, subject to the $3 million Bank of America loan ($approximately
               $600,000  drawn  down)   in  exchange for debt relief of the
               $600,000 of the Bank of America loan and $935,000 owed to Cartwright.

     (10)           Material Contracts
          (10.1)    Agreement dated June 7, 1995 between CEC and Victory
                    Village III, Ltd., a Nevada limited partnership (filed as
                    Exhibit to  8-K  filed June 7, 1995.
          (10.2)    Agreement dated October 4, 1995 between  CEC and  CEI  to
                    spin-off CEI (8-K filed October 4, 1995)
          (10.3)    Agreement dated November 2, 1995 between CEC and  DSM
                    Golf Enterprises,  Inc.,  et al. (filed with 8-K November
                    2, 1995)
          (10.4)    Agreement  dated March 28, 1996 between  CEC and  O.T.S.
                    Holdings, Inc. (filed  with  8-K March 28, 1996)
          (10.5)    Agreement dated June 15,1996 between CEC and Auto Express,
                    Inc. (8-K filed on  June 24, 1996)
          (10.6)    Change in Accountants, Dated June 15, 1996.
          (10.7)    Agreement  dated June 27, 1996 between  Mid-Nevada  Art,
                    Inc., and One World Cards (8-K filed on June 27, 1996)

     (16)      Letter re change in certifying accountant
                          The Company changed auditors from Deloitte Touche to William Clancy.

     (22)      Subsidiaries of the Registrant
               (a)      Moonridge Development  Corp.,  a Nevada corporation
               (b)      Basia  Holdings, Inc., a  Tennessee corporation
               (c)      Mid-Nevada  Art,  Inc.,  a  Nevada corporation
               (d)      Auto Express, Inc.

     (24)      Consents of expert and counsel

(b)  During the fiscal year 1996, the Company filed the following  8-Ks.

     (1) June 7, 1995, Item No. 2 - CEC/Victory Village Agreement, Item No. 5 - Contractors Agreement with R.V. Jones Construction
     (2)     August 16, 1995, Item No. 5 - Nasdaq delisting
     (3) September 15, 1995, Item No. 1 - Election of Officers and Directors, Litigation disclosure, Item No. 2 - Spin-Off of CEI and Joint Venture Agreement
     (4)     October  4,  1995,  Change in  Control  of  Registrant, Robinson
             resignation, Cope elected  as  new   President, Decision to
             Spin-Off CEI
     (5) November 2, 1995, Item No. 2 - Anti-Conversion Agreement of Preferred Stock, Item No. 5 - Nasdaq listing information.

Subsequent to the end of the fiscal year, the Company filed the following reports on Form 8-K

     (1) March 28, 1996, Item No. 2 - CEC/O.T.S. Agreement, Item No. 6 - Resignation of 3 Directors.
     (2)     June  15,  1996, Item No. 2 - CEC/Auto Express,  Inc., Agreement.
     (3)     June 15, 1996, Item No. 4 - Change in Accountant
     (4) June 27, 1996, Item No. 2 - Mid-Nevada Art, Inc.,/One World Cards, Agreement


(c ) Required exhibits are attached hereto and are listed in Item 14(a) (3) of this Report.

                                SIGNATURES

                              Pursuant to the requirements of Section 13 or
15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   C.E.C. INDUSTRIES CORP.


                                   By:/s/Gerald H. Levine
                                         Gerald H. Levine
                                         President and Chief
                                         Executive Officer


                                   By:/s/Marie A. Levine
                                         Marie A. Levine
                                         Secretary


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                Title                         Date



/s/Gerald H. Levine      President & Director          June 28, 1996
Gerald H. Levine



/s/Marie A. Levine       Secretary/Treasurer & Director  June 28, 1996
Marie A. Levine


/s/Alvin B. Green         Director                 June 28, 1996
Alvin B. Green, Esq.


/s/Janice E. Smith        Director                 June 28, 1996
Janice E. Smith, Esq.


- ---------------------      Director                 June 28, 1996
Ralph Mann

OFFICERS                                          AUDITORS
Gerald H. Levine -- President                     William Clancy
Marie A. Levine - Secretary/Treasurer             Phoenix, Arizona


DIRECTORS
Gerald H. Levine
Las Vegas, NV

Marie A. Levine
Las Vegas, NV

Alvin B. Green, Esq.
Los Angeles, California

Janice E. Smith, Esq.
Las Vegas, NV
                                   REGISTRAR & TRANSFER AGENT
Ralph Mann                         Atlas Stock Transfer Corporation
Las Vegas, NV                      5899 South State Street
                                   Salt Lake City, UT  84107

                                   NASDAQ SYMBOL
                                   CECN





                                ANNUAL MEETING

                        August 21, 1996 -- 9:00 a.m.
                                        At
                       23 Cactus Garden Drive, Suite F-60
                                Henderson, Nevada 89014
                                (702) 893-4747

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


1.     Independent Auditors  Report...........................F-1

2.     Independent Auditors  Report...........................F-2

3.     Independent Auditors  Report...........................F-3

4.     Financial Statements:

       Consolidated Balance Sheet at March
       31, 1995 and 1994.................................F-4 & F-5

       Consolidated Statements of Operations
       for the Years ended March 31, 1996,
       1995 and 1994 ........................................F-6

       Consolidated Statement of Stockholders
       Equity for the Years ended March 31,
       1996, 1995 and 1994 ...................................F-7

       Consolidated Statement of Cash Flows for the Years ended
       March 31, 1996, 1995 and 1994 ...................F-8 to F-10

       Notes to Consolidated Financial Statements .....F-11 to F-22

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

William L Clancy
CERTIFIED PUBLIC ACCOUNTANTS


Central Plaza
Suite 890
4041 North Central Avenue
P. O. Box 16627 (8501-6627)
Phoenix, Arizona 85012
(602)266-2646
Fax (602) 266-2402

                         INDEPENDENT AUDITOR'S REPORT

Board of Directors
C.E.C. Industries Corp.
Las Vegas, Nevada

I have audited the accompanying consolidated balance sheet of C.E.C. Industries Corp. and Subsidiaries (the Company), as of March 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit of the financial statements provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/William L. Clancy
William L. Clancy, CPA

Phoenix, Arizona
June 26, 1996

INDEPENDENT AUDITORS' REPORT

C.E.C. Industries Corp.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of C.E.C. Industries Corp. and subsidiaries (the "Company"), as of March 31, 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the financial statements provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 1995, and the results of its operations and its cash flows for the year\then ended in conformity with generally accepted accounting principles.


/s/Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Las Vegas, Nevada
August 4, 1995

INDEPENDENT AUDITOR'S REPORT

Stockholders and Board of Directors
C.E.C. Industries Corp. and Subsidiaries

        We have audited the consolidated balance sheets of C.E.C. Industries Corp. and Subsidiaries, as of March 31, 1994, and the related consolidated statements of operations, stockholders' equity, and chas flows for the years ended March 31, 1994 and March 31, 1993. These financial staements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statements schedules based on our audits.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain resonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and sigificant estimates made by management, as well as evaluating the overall fianancial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, tjhe consolidated financial position of C.E.C. Industries Corp. and Subsidiaries as of March 31, 1994, and the consolidated results of their operations and cash flows for the years ended March 31, 1994 and March 31, 1993, in conformity with generally accepted accountingf principles.


/s/Duane V. Midgley
Duane V. Midgley
Certified Public Accountnat

June 10, 1994

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEET
                    March 31, 1996 and 1995

                 ASSETS
                                             1996                  1995
Current Assets
  Cash and Cash Equivalents (Note 1)         $           3,276     $   27,454
  Restricted Cash (Note 11)                            500,000      1,000,000
  Accounts Receivable                                  543,566          5,161
  Notes Receivable - Related Party (Note 5)                            14,547
  Inventory (Notes 1 & 2)                              181,199        181,477
  Other                                                 64,115        103,476
                                                    ----------      ----------
  Total Current Assets                               1,292,156      1,332,115

Property and Equipment, at Cost (Note 1)
  Furniture and Equipment                              148,478        158,508
  Less Accumulated Depreciation                        (89,213)       (72,324)
                                                    ----------     ----------
  Net Book Value                                        59,265         86,184

Other Assets
  Investment in Undeveloped Land (Note 11)           4,157,528      4,735,242
  Notes Receivable - Related Parties (Note 5)        1,380,000
  Accrued Interest Receivable - Related
    Parties (Note 5)                                    46,554
  Patents, at Cost (Net of Accumulated
  Amortization of $9,500 in 1996 and $3,190
    in 1995) (Note 1)                                  101,696        107,648
  Investment - Limited Partnership (Note 12)           300,000
  Artworks (Note 11 & 12)                            1,747,199
  Coal Reserves (Note 11 & 12)                         800,000
  Oil and Gas Interests (Note 11 & 12)               1,231,250         13,794
                                                    ---------      ----------
  Total Other Assets                                  9,764,227     4,856,684
                                                    -----------    ----------
Total Assets                                        $11,115,648    $6,274,983
                                                    ============   ==========

                The accompanying notes are an integral part of the
                        consolidated financial statements.

                C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                            March 31, 1996 and 1995

                            LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    1996           1995
Current Liabilities
  Accounts Payable                                  $  293,112     $   34,088
  Bank Overdraft                                        29,411
  Payroll Taxes Payable                                119,422
  Notes Payable (Note 11)                            2,723,319      2,076,351
  Line of Credit (Note 11)                             500,000        825,000
  Notes Payable - Related Parties (Note 5)             582,210
  Accrued Liability-Related Parties (Note 5)           125,788        259,336
  Accrued Liabilities - Other                          303,351        107,235
                                                    ----------     ----------
  Total Current Liabilities                          4,676,613      3,302,010

Commitments & Contingencies (Note 8)

Stockholders' Equity (Notes 6,7,10, & 12)
  Convertible Preferred Stock, Par Value
    $.001 Per Share, Authorized 100,000,000
    Shares, Issued and Outstanding 13,063,041
    Shares in 1996 nd 725,000
    Shares in 1995                                      13,063            725

  Common Stock, Par Value $.05 Per Share,
    Authorized 50,000,000 Shares;
    Issued and Outstanding, 15,671,795
    Shares in 1996 and 1,867,459 Shares
    in 1995.                                         2,200,000              0

  Common Stock, Par Value $.05 Per Share,
    Authorized  50,000,000 shares;
    Issued and Outstanding, 15,671,795
    Shares in 1996 and 1,867,459 Shares
    in 1995                                            783,590         93,373

  Paid In Capital                                    9,315,554      5,287,443

  Retained Earnings - A Deficit                     (3,673,173)    (2,385,041)

  Treasury Stock, At Cost (0 Shares in
    1996 and 5,986 Shares in 1995)                  (         0)   (   23,527)
                                                    -----------    ----------
Total Stockholders' Equity                           6,439,035      2,972,973
                                                    -----------    ----------
Total Liabilities and Stockholders' Equity          $11,115,648    $6,274,983
                                                    ===========    ==========

                The accompanying notes are an integral part of the
                        consolidated financial statements.

                        C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENT OF OPERATIONS
                        For The Years Ended March 31, 1996, 1995 and 1994

                                                    1996           1995           1994
Income
  Sales (Note 1)                                    $ 2,387,608    $    68,223    $    600
  Royalty Income (Note 1)                                75,668         19,278     141,638
                                                    -----------    -----------     -------
Total Income                                          2,463,276         87,501     142,238

Cost of Sales                                         2,241,074          2,569       2,503
                                                    -----------   ------------    --------
Gross Profit                                            222,202         84,932     139,735

Selling, General and Administrative Expenses          1,099,876      1,445,308     452,268

Other Income (Expense)
  Interest and Dividends                                100,551         45,212        1,958
  Other (Notes 11 and 12)                                22,347    (   209,450)      14,010
  Interest Expense                                  (   620,349)   (   255,739)   (  42,632)
  Gain (Loss) on Sale of Assets  (Note 3)                91,812    (    46,198)      42,205
                                                    -----------    -----------    ---------
Income (Loss) Before Income Taxes                   ( 1,283,313)   ( 1,826,551)   ( 296,992)

Provision for Income Taxes
  (Note 4)                                                    0              0             0
                                                    -----------    -----------    -----------
Net (Loss)                                          $(1,283,313)   $(1,826,551)   $( 296,992)
                                                    ===========    ============    ==========

Loss Per Common and Common Share Equivalent (Note 1)
  Continuing Operations                             $      (.06)   $     (1.22)    $     (.19)
                                                    ===========    ===========     ==========

                     The accompanying notes are an integral part of the
                              consolidated financial statements.

                                        C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                FOR YEARS ENDED MARCH 31, 1996, 1995, AND 1994

                                   Preferred Stock    Common Stock     Paid-In     Accumulated    Treasury Stock
                                Shares     Amount  Shares     Amount   Captial     Deficit      Shares     Amount       Total

Balance at March 31, 1993                           1,202,260 $ 60,113  2,283,771  $(  261,498) (54,527)   $(214,456)   $1,867,930

Issued Preferred Stock
Note 12)                           600,000 $   600                      2,399,400                                        2,400,000
Treasury Stock Issued
(Note 7)                                                               (    8,041)               3,392        13,341         5,300
Purchased Treasury Stock                                                                        (   40)    (      50)   (       50)
Sold to 401(k) (Note 7)                                80,000    4,000     46,000                                           50,000
Directors' Fees (Note 5)                              100,000    5,000    132,500                                          137,500
Services Performed                                     35,196    1,760     70,832                                           72,592
Net Loss                                                             0             (   296,992)                         (  296,992)
                                --------------------------------------------------------------------------------------------------
Balance at March 31, 1994          600,000     600  1,417,456   70,873  4,924,462  (   558,490) (51,175)   ( 201,165)    4,236,280

Bio-Sphere Asset Purchase
(Note 12)                          125,000     125                         62,375                                           62,500
Directors' Fees & Services
(Note 5)                                              450,003   22,500    466,947                                          489,447
Treasury Stock Issued (Note 7)                                         (  166,341)               45,189      177,638        11,297
Net Loss                                                             0             ( 1,826,551)                         (1,826,551)
                                --------------------------------------------------------------------------------------------------
Balance at March 31, 1995          725,000     725  1,867,459   93,373  5,287,443  ( 2,385,041) ( 5,986)   (  23,527)    2,972,973

Bio-Sphere Shares
  Cancelled in Connection
  with Asset Purchase
  Cancellation                  ( 125,000)  (  125)                                                                     (      125)
Cancelled Sterling Travel
  Purchase                                                             (   30,788) (     4,819)                         (   35,607)
25% Interest Victory Village
  Partnership                                       1,200,000   60,000    240,000                                          300,000
Exchanged Preferred $.001
  Shares For $.50 Shares        (  600,000) (  600)                                                                     (      600)
Issue Preferred $.50
  Redeemable Sares               4,200,000   4,200                     (    3,476)                                             726
S-8 Shares Issued                  200,000     200  3,372,830  168,642    933,920                                        1,102,762
Rosenbaum Shares Cancelled                         (   30,000)(  1,500)(   21,000)                                      (   22,500)
Issued to 401-K                                         1,506       75 (   19,856)                5,986       23,527         3,745
Stock Options Exercised                               600,000   30,000    150,000                                          180,000
Exchanged for 100% Interest in
Mid-Nevada Art, Inc.             4,016,734   4,017  2,886,667  144,333  1,213,124                                        1,361,474
 Basia Holding, Inc.             1,797,385   1,797  2,309,333  115,467    682,736                                          800,000
 Oil and Gas Interest            2,848,922   2,849  3,464,000  173,200  1,055,201                                        1,231,250
Expernses of Exchange Agreement                                        (  171,750)                                      (  171,750)
Net Loss                                                            0              ( 1,283,313)                         (1,283,313)
                                --------------------------------------------------------------------------------------------------
Balance at March 31, 1996       13,063,041 $13,063 15,671,795 $783,590 $9,315,554  $(3,673,173) $     0    $       0    $6,439,035
                                ==================================================================================================

                        The accompanying notes are an integral part of the
                                consolidated financial statements.

                        C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENT OF CASH FLOWS
                        For The Years Ended March 31, 1996, 1995, and 1994

                                        1996            1995            1994
Cash Flows From Operating
  Activities
Net (Loss)                              $(1,283,313)    $(1,826,551)    $(  296,992)

Adjustments to Reconcile
  Net (Loss) to Net Cash
  Used in Operating
  Activities
  Depreciation                               22,530          13,805           7,240
  Amortization                                9,500           1,276             957
  Depletion                                                   1,050           3,940
  (Gain) Loss on Sale of
    Marketable Securities                    34,996          46,503     (    63,260)
  Gain (Loss) on Investments                 56,206                    (    21,055)
  Treasury Stock Issued for
    401(k) contribution                      23,527          11,298           5,300
  Loss on Write Off of Assets                                62,500
  Common Stock Issued for
    Professional Fees & Directors
      Fees                                1,102,762         489,447         210,092
  Bad Debt Expense                                           39,153

  Changes in Assets and Liabilities
   (Increase) in Restricted Cash            500,000     ( 1,000,000)
   (Increase) in Accounts
     Receivable                         (   538,405)    (    15,860)    (    43,001)
   (Increase)Decrease in Inventory              278     (    80,069)         83,617
   (Increase)Decrease in
     Current Assets                          39,361     (    93,062)         47,961
   Decrease in Other Assets                                                  44,027
   Increase(Decrease) in Accounts
     Payable                                259,024           7,892     (   103,173)
   Bank Overdraft                            29,411
   Increase in Payroll Taxes                119,422
   Increase in Accrued Liabilities           62,568         335,021          25,182
                                        ------------    -----------     -----------
   Total Adjustments                      1,721,180     (   181,046)        197,827
                                        ------------    -----------     -----------
  Net Cash Provided by Operating
     Activities                             437,867     ( 2,007,597)    (    99,165)
                                        ------------    -----------     -----------
Cash Flows From Investing
  Activities
  Purchase of Investment Land           (   514,266)    (   316,104)    (   929,058)
  Cost of Land Sold                       1,091,980
  Proceeds from Sale of Assets               70,000                         650,000
  Capital Expenditures                        4,389     (    65,641)    (    12,671)
  Payments Received on Notes
    Receivable                               14,547                           9,211
  Proceeds from Sales of
    Marketable Securities                    34,996           4,884

                The accompanying notes are an integral part of the consolidated financial statemednts.

                        C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
                        FOR THE YEARS ENDED MARCH 31, 1996, 1995, AND 1994

                                        1996            1995            1994

  Purchase of Subsidiaries              (2,017,767)
  Patent Expenditures                   (    3,548)     (    9,328)     (   12,947)
  Note Receivable - Related Party       (  226,554)              0               0
  Net Cash Used in Investing            ----------      ----------      ----------
    Activities                          (1,546,223)     (  386,189)     (  295,465)

Cash Flows From Financing
  Activities
  Proceeds from Sale of Common
    Stock                                  180,000
  Principal Payments on Debt            (  635,000)                     (  113,251)
  Proceeds From Notes Payable            1,539,178       1,101,351       1,800,000
                                        ----------      ----------      ----------
  Net Cash Provided By Financing
    Activities                           1,084,178       1,101,351       1,686,749
                                        ----------      ----------      ---------
Net Increase (Decrease) in Cash
  and Cash Equivalents                     (24,178)     (1,292,435)      1,292,119
Cash and Cash Equivalents at
  Beginning of Year                         27,454       1,319,889          27,770
                                        ----------      ----------      ----------
Cash and Cash Equivalents at
  End of Year                           $    3,276      $   27,454      $1,319,889
                                        ==========      ===========     ==========
Supplemental Disclosures of Cash
  Flow Information

Cash Paid During the Year For
  Interest                              $   467,358     $   255,739     $   18,856
                                        ===========     ===========     ==========
  Income Taxes                          $       200     $       200     $      200
                                        ===========     ===========     ===========

Supplemental Schedule of Non-Cash Investing and Financing Activities

      The Company had four options to exchange 85,989 shares per option of Utah Resources International, Inc. (URI) stock for 8.9 acres of land per option. The Company exercised the first option in 1990 and the second in 1991. The land received was recorded at $157,016 for each option. The third option was exercised in 1992 and the land received was recorded at $222,441. One-half of the fourth option was exercised in 1993 and the land received was recorded at $111,220. The last half of the fourth option was exercised in 1994 and the land received was recorded at $111,220. All land received was recorded at cost.

      During 1996, 1995 and 1994, the Company issued 5,985, 45,189 and 3,392 shares of treasury stock valued at $23,527, $11,298 and $5,300, respectively, as a contribution to the retirement plan. No shares were contributed to the retirement plan in 1993. (See Note 7)

                The accompanying notes are an integral part of the
                    consolidated financial statements.

                C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES

                FOR THE YEARS ENDED MARCH 31, 1996, 1995, AND 1994

Supplemental Schedule of Non-Cash Investing and financing Activities

During 1994, the Company issued 600,000 shares of preferred stock at $4.00 per share ($2,400,000) as additional value for the unimproved land purchased in Las Vegas, Nevada. During 1996, the Company converted the 600,000 shares of $4.00 preferred stock into 4,200,000 shares of new series "B" non-converting preferred stock with a par value of $.001 per share with a redemption vvalue of $.50 per share, that has attached to the issue one vote of common per share, equal in value to one vote of common stock and each share shall pay a cumulative preferred dividend of 10% per year. All of the 4,200,000 shares of new Series B preferred stock shall be redeemed by the corporation issuing same four years from October 12, 1995.

      In fiscal 1996, the remaining investment Logos International, Inc. was sold for $34,996. In fiscal 1994, the investment in Logos International, Inc. was written down to its market value resulting in a loss of $625,960. (See
Note 3)

      During 1995, the Company purchased 100% of Sterling Travel with net assets valued at $30,788 through incurring accrued expenses of $30,788. During 1996, the Company rescinded the purchase agreement with Sterling Travel for nonperformance on the agreement. (See Note 12)

     During 1995, the Company issued 125,000 shares of preferred stock to Bio-Sphere Technology valued at $62,500 for medical technology. (See Notes 8 and 12). During 1996, the Company agreed to cancel the agreement with Biosphere Technology, and accordingly, cancel the preferred shares issued.

     In fiscal 1996, the Company issued 3,972,830 shares of common stock on Form S-8 for directors' fees and professional services. In fiscal 1995, the Company issued 449,974 shares of common stock on Form S-8 for directors' fees and professional services. In 1994, 135,196 shares were issued for these services. The shares were valued at $1,102,762, $489,447 and $210,092 respectively.

  On March 28, 1996, the Company issued 8,660,000 shares of common stock and 8,663,041 shares of preferred stock in exchange for 100% of the common stock of Mid-Nevada Art, Inc., 100% of the common stock of Basia Holding, Inc. and 100% interest in oil and gas leases. The shares were valued at $1,361,474, $800,000 and $1,231,250 respectively.

                         The accompanying notes are an integral part of the
                        consolidated financial statements.

                C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1996, 1995, AND 1994

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

     Business and Principals of Consolidation

     The consolidated financial statements include the accounts of C.E.C. Industries Corp. (the Parent) and its subsidiaries, Custom Environmental International, Inc. ("CEI") (80% owned - the reduction in ownership of CEI from 90% was due to the issuance of additional shares of common stock to employees in lieu of salaries), Plata Oro (57% owned), Moonridge Development Corp.(100% owned), Sterling Travel (100% owned), Microsphere Technology (100% owned), Islet Transplant Technology (100% owned), Mid-Nevada Art, Inc. and Basia Holding, Inc. During the fiscal year 1996, Sterling Travel (100%) purchase was cancelled do to non performance by Sterling Travel. During the fiscal year 1996, Microshpere Technology (100%) and Islet Transplant Technology (100 %) operations were discontinued. All material intercompany transactions have been eliminated.

     Custom Environmental International, Inc. is developing and marketing a carbon regeneration furnace. Plata Oro is involved in minerals exploration but has been inactive for several years. Moonridge Development Corp. develops unimproved land in Las Vegas, Nevada. Sterling Travel Is a travel agency in Boca Raton, Florida. Microsphere Technology and Islet Transplant Technology are engaged in research and development of medical technology. Mid-Nevada Art, Inc. purchases artworks for lease and rental. Basia Holding, Inc. owns approximately 9,000 unencumbered acres of land and approximately 52,000,000 tons of coal reserves. (See Note 12)

     Revenue Recognition

     The Company's undeveloped land is carried at cost. Prior to 1996, if the land was sold, the Company recognized gain or loss on the difference between the carrying value and the sales price, using the full accrual method of accounting. During the year 1996, the Company determined that it would develop its undeveloped land, and accordingly, would recognize revenue on sales of land as the partials are further developed and sold.

     Royalty revenues are recorded as received.

     Revenues from travel consultants are recognized as commissions earned from bookings of travel reservations net of ticketing costs and from affiliation fees.

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996, 1995, AND 1994

     Lease and rental income from artworks are recorded as  received.

     Revenue from fixed-price contracts are recognized on the percentage of completion nethod, measured by the percentage of cost incurred to date to extimted costs for each contract, by management monthly and approved by the engineer, architect and owner. An asset, "Costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed and are recognized on the balance sheet.

     Property and Equipment

     Expenditures that increase asset lives are capitalized at cost. Normal maintenance and repairs are expensed as incurred. The cost and accumulated depreciation of assets retired or disposed are removed from the accounts and any resulting gain or loss is included in the consolidated statements of operations.

     Depreciation is reported on a straight-line basis over the estimated useful lives on the assets which range from 3 to years.

     Inventory

     Inventory is valued at the lower of cost (determined on a first-in first-out basis) or market.

     Patents

     Costs incurred in connection with obtaining patents are capitalized and amortized on a straight-line basis over 17 years from the date of issuance of such patent.

     Earnings (Loss) Per Common Share

     Earnings (Loss) per common share is computed based on the weighted average number of common shares and common share equivalents outstanding. Stock options are included as common share equivalents using the treasury stock method except for 1995 and 1994 when they were antidilutive.

     The number of shares used in computing earnings (loss) per common share was 21,196,795 in 1996, 1,502,648 in 1995, and 1,543,684 in 1994.

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996, 1995, AND 1994


     Cash Equivalents

     For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instrument purchased with an original maturity of three months or less to be cash equivalents.

     Presentation

     Certain accounts from prior years have been reclassified to conform with the current year's presentation.

NOTE 2 - INVENTORY

     Inventory consists of manufactured finished goods held for sale.

NOTE 3 - INVESTMENTS - MARKETABLE SECURITIES

     Investment in Equity Securities - Logos International, Inc.

     In fiscal year 1992 the Company acquired 776,857 shares of common stock of Associated Trades, Inc. (ATI) valued at $.875 per share (the market value of the Company's stock), or $679,750. The shares were acquired in exchange for a building, Company stock, and majority interest in GLI Industries, Inc. Effective April 1, 1992, ATI was merged into Logos International, Inc. (Logos), and after two reverse stock splits and additional shares being issued, the Company's shares were reduced to 430,320 shares.

     On October 28, 1991, C.E.C. entered into an Agreement to Purchase with Oxford House, Inc., a Utah corporation and a wholly-owned subsidiary of Associated Trades, Inc., by which C.E.C. sold all of it's right, title, and interest in the real property and building in which C.E.C.'s offices were located, for a total purchase price of $786,478. The purchase price by Oxford House, Inc. included it's assumption of the outstanding mortgage of the property in the amount of $719,229 and 76,857 shares of the common stock of ATI, valued by C.E.C. at $67,250. The ATI stock was subsequently exchanged for Logos stock.

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996, 1995, AND 1994


     In connection with the Agreement, C.E.C. and ATI entered into an Exchange Agreement by which the companies exchanged 500,000 shares of one another's common stock. C.E.C. has valued the shares of common stock received in the transaction at $.875 per share (the bid price of C.E.C.'s common stock on the date of the exchange), for a total value of $437,500. The ATI stock as subsequently exchanged for Logos stock.

     Pursuant to a Reorganization Agreement dated as of December 1, 1991, C.E.C. sold 18,000,000 shares of its subsidiary's common stock, GLI Industries, Inc., to ATI. This represented 90% of the total outstanding common stock of GLI. In return C.E.C. received 200,000 shares of the common stock of ATI, and was entitled to a royalty on gross sales of GLI products of two and one-half percent (2 1/2%). The ATI stock was subsequently exchanged for Logos stock.

     Logos was incorporated November 6, 1981, under the laws of the State of Nevada and acquired several companies in printing and publishing, arts and framing, automotive and towing services, aerospace, and real estate. The market price of Logos stock dropped from a bid of $10.00 per share at September 18, 1992 and $5.00 bid per share at June 1, 1993, to $.125 per share at March 31, 1994 and $.25 at March 31, 1995. Management believes the drop in value is permanent and is due to the inability of Logos' management to supply adequate funding or provide management of it's newly acquired companies. Management has thereby elected to write off its investment in Logos to its current market value. The transaction resulted in a loss of $625,960 in 1994, and a further loss of $46,305 in 1995.
     The remainder of 10,420 shares is $2,605. During the fiscal year 1996 all the remaining shares were sold for $34,996.

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996, 1995, AND 1994

NOTE 4 - INCOME TAXES

     The provision or benefit for income taxes is based on pretax loss reported in the consolidated financial statements. The tax effect of temporary differences generating Federal income tax is summarized as follows:

                                        1996           1995          1994

     Tax Benefit at Statutory Rate      $1,250,413     $ 639,293     $ 103,891
     Surtax Amount                         (35,636)      (18,266)       (2,968)
     Valuation Allowance for Benefit
       of Net Operating Loss
       Carry forward Not Recognized
       And Other Items.                 (1,214,777)     (621,027)     (100,923)
                                        ----------     ----------    ---------
     Total                              $     -0-      $    -0-      $    -0-
                                        ==========     ==========    ==========

     A reconciliation of the Federal statutory income tax rate to the effective income tax rate based on income tax follows:

                                        1996           1995          1994
     Statutory Rate                     35%            35%           35%
     Surtax Amount                      (1)            (1)           (1)
     Decrease in Tax Rate Resulting
     From:
       Net Operating Loss Limitation
       and Other                        (34)           (34)          (34)
                                        ---            ---           ---
                                        0%             0%             0%
                                        ===            ===           ===

     The tax net operating loss carry forward at March 31, 1994, 1995, and 1996 was approximately $272,425, $1,990,171 and $3,273,484 respectively, expiring through 2011. The valuation allowance has increased to $621,027 from March 31, 1994 to March 31, 1995, and has increased to $1,214,777 from March 31, 1995 to March 31, 1996.

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996, 1995, AND 1994


     The temporary differences and tax carryforwards which created deferred tax assets and liabilities at March 31, 1996 are detailed below:

           Deferred Tax Assets:
             Write down of Assets                 $   249,820
             Net Operating Loss                     1,959,719
                                                  -----------
           Total Deferred Tax Assets                2,209,791
           Valuation Allowance                     (2,209,791)
           Net Deferred Tax Asset                 $    -0-
                                                  ===========

NOTE 5 - RELATED PARTIES

     During the year 1996, Geroge Matthews, the former President of the Company and current President of CEI received 131,000 shares of common stock, pursuant to and employment contract, in lieu of paid salary in the amount of $65,500. During fiscal 1995, George Matthews, the former President of the Company and current President of CEI borrowed $50,000 from the Company, whose loan was paid off during the same fiscal year. George Matthews received in fiscal 1996, pursuant to an employment contract a stock nonus of 262,000 shares of Rule 144 stock valued at $91,000 and accrued at March 31, 1995. In fiscal 1995, Mr. Matthews also received a $50,000 cash bonus.

     Directors of the Company received S-8 stock issued as director compensation, 2,500 shares per quarter, per director.

     The President, Secretary, and Treasurer of the Company receive a monthly salary of $8,333 per month, which, in the event of a lack of cash available for the payment of such sums, accrues, and or is paid pursuant to the issuance of S-8 stock. As of March 31,1996 and 1995, $125,788 and $151,670 is accrued for such salaries.

     Prior to the company's acquisition of Sterling Travel, Laurie Doll, the President, and at the time, sole shareholder of Sterling Travel, borrowed at different times, money from Sterling Travel, which sums totaled $14,547 as of March 31, 1995. During the fiscal year 1996, the purchase agreement with Sterling Travel was cancelled due to non performance by Sterling Travel.

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996, 1995, AND 1994


NOTE 6 - STOCK OPTIONS

     The Company has issued stock options to various directors, officers and employees. The option prices are based on the fair market value of the stock at the date of grant. The Company makes no charge to operations in relation to option grants.

     The Company's stock option transactions for the years ended March 31, 1996, 1995, and 1994 are summarized as follows:


                                            Number of      Option
                                            Share          Price
Options Outstanding and Exercisable
  at March 31, 1993                             35,000     $1.25-12.50
Options Cancelled in 1994                       (5,000)           5.00
Options Granted in 1994                      1,200,000            1.375
Options Outstanding and Exercisable          ---------
  at March 31, 1994                          1,230,000      1.25-12.50
Options Cancelled in 1995                       (5,000)          12.50
Options Outstanding and Exercisable
  at March 31, 1995                          1,225,000      1.25-12.50
Options granted in 1996                      4,900,000         .20-.50
Options exercised in 1996                     (600,000)           5.00
Options Outstanding and Exercisable         ----------
  at March 31, 1996                         $5,525,000        .50-5.00
                                            ==========

NOTE 7 - RETIREMENT PLAN

     The Company has established a qualified plan under Section 401(k) of the Internal Revenue Code as a retirement plan for all employees who elect to participate. The Plan allows the Company to contribute up to 100% of the employees' contributions (limited to 10% of the employees' annual salary) to the retirement plan. The Plan's fiscal year is July 1 to June 30. During 1995 and 1994, the Company issued 22,595 and 3,392 shares of treasury stock valued $5,649 and $5,300, respectively, as a matching contribution to the retirement plan. No

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996, 1995, AND 1994


     contributions were made in 1993. The Company's expense relating to this plan for the years ended March 31, 1995 and 1994 was $5,649 and $5,300, respectively. All contributions and expenses relating to the plan were paid in treasury stock. Also in 1995 the Company issued 22,595 shares of treasury stock valued at $5,649 as employee compensation. During the year 1996, the 401-K plan was cancelled and 100% distribution was made to all employees.


NOTE 8 - COMMITMENTS & CONTINGENCIES

     The Company's subsidiary, Custom Environmental International ("CEI"), filed suit in the United States District Court for the Central Division of Utah, Custom Environmental International, a Utah corporation, Plaintiff vs. Lockhead-Haggerty Engineering & Manufacturing Co., Ltd., a Canadian corporation, Defendant, Case No. 2:95CV0153B, in which CEI is claiming an infringement of CEI's patent. The Defendant has responded to the complaint by (i) requesting an extension of time to file a responsive pleading and (ii) making an offer of settlement which has been rejected.

     The Company executed a contract for the acquisition of certain medical technology from Bio-Sphere Technology in April of 1994, and subsequently entered into a distribution agreement with an unrelated company. Bio-Sphere, in January of 1995, attempted to rescind the agreement of April 1994. The Company, during the year 1996 agreed to rescind the contract and cancel the preferred shares issued in connection therewith.

     Fernando Aldecoa, et. al. v. Softpoint, Inc., United States   District
     Court, Southern District of California, Case Number 951654H(LSP). An action brought by shareholders of another public company wherein C.E.C. Industries Corp. is alleged to be an alter ego of the other public company. Independent counsel for the Company, selected by the Company's insurance company, is handling the litigation, which is not anticipated to result in a judgment against the Company.

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996, 1995, AND 1994


     The Walter Company v. McHaffie, et. al., Superior Court of the State of California for the County of Los Angeles, Case Number BC 135322. An action brought by the owners of real property wherein C.E.C. Industries Corp. is a limited partner. The real property relates to the underlying land for the development and construction of the 320 unit apartment project which was financed by HUD, whose title report provided proper title to the limited partnership who owns the real property. Counsel for the Company is of the opinion that the Company's status as a limited partner should be up-held and thus the Company should avoid any liability under the lawsuit.

     As of the date hereof, the Company is not aware of any other material legal proceedings, pending or contemplated, to which the Company is, or would be, a party of which any of its property is, or would be the subject.

     The Company leases office space, certain office equipment and storage space. C.E.C. rents 1,869 sq. ft. of office space and 1,310 sq. ft. of warehouse space for CEI at 350 West 300 South, Salt Lake City, Utah 84101, these leases expired May 31, 1996 and are continuing to be leased on a month to month basis. 2,622 sq.ft. of office space for its executive offices at 23 Cactus Garden Drive, F-60, Green Valley, Nevada, this is a three year lease which expires June 30, 1997; and 2,999 sq. ft. of office space for Sterling Travel at 2200 N.W., Suite 220, Boca Raton, Florida, this is a three year lease which expires July 31, 1997. Lease expense for the years ended March 31, 1996, March 31, 1995, and March 31, 1994 was $65,523, $42,030, and $8,615 respectively. Future minimum lease obligations are as follows:

                Fiscal Year Ended March 31, 1997     $   55,080
                Fiscal Year Ended March 31, 1998         34,608
                Fiscal Year Ended March 31, 1999          3,410

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996, 1995, AND 1994

NOTE 9 - SEGMENT INFORMATION AND MAJOR CUSTOMERS

     Segment Information for Fiscal 1996

                        CEC            Moonridge      CEI           Other       Total
Revenues                $1,263,854     $1,187,207     $   13,191   $        0           $2,534,252

Income/Loss             (  788,374)    (  312,509)    (  335,507)           0            (1,621,359)



Identifiable Assets      7,157,395       1,115,223       295,613    2,545,520    11,115,648

Depreciation                 9,049           6,214         7,267            0            22,530


Major Customers                        Year Ended     Year Ended   Year Ended
                                       March 31,      March 31,    March 31,
                                       1996           1995         1994

Customer A                             None           None         38%

Customer B                             100%           None         47%

Customer D                             None           None         None

NOTE 10 - REVERSE STOCK SPLIT

     On September 30, 1992, the Company consummated a 1:10 reverse stock split. The reverse stock split also reduced the outstanding stock options on the same basis of 1:10.

NOTE 11 - NOTES PAYABLE & LINES OF CREDIT

     On February 4, 1994, the Company purchased approximately 23.91 acres of undeveloped land in Las Vegas, Nevada, for $3,327,158 which included three separate parcels; 15.24 acres, 1.39 acres, and 7.28 acres. At the same time, the Company borrowed $1,800,000 utilizing the approximate
     23.91 acres as collateral for the loan, to meet the down payment, closing costs of $904,692, and providing a balance for

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996, 1995, AND 1994


     development proceeds.  As additional consideration, the Company issued
     600,000 shares of preferred stock (Note 12).   The note for $1,800,000
     was initially due on February 4, 1995, however, it was subsequently extended to February 4, 1996 after payment of extension fees and late fees of $50,000 in fiscal 1995, with an additional $100,000 being added to principal in fiscal 1996. Further, pursuant to the terms of the note, the Company is obligated to pay principal payments of $150,000 per month until a total of $800,000 is paid as principal reduction on the total loan amount. The note further provides that in the event that payments
     are not paid when due, the Company incurs a late charge of 10%.   An
     additional extension fee was added to the principal during 1996 as part of the agreement to renew the note. The Company continues to be delinquent in its agree payment schedule as March, 1996.

     The annual interest is 12.5% and is payable monthly.

     On March 31, 1995, the Company executed a construction loan agreement for $3,000,000 with Bank of America, which loan is collateralized by
     7.28 acres of property owned by the Company. The proceeds of the loan are being utilized for the construction of a mini-storage project. At year end there was a balance due of $41,351 due to bank fees. The principal balance of the mini-storage loan bears interest at the per annum rate of interest publicly announced from time to time by Bank of America National Trust and Savings Association in San Francisco, California, plus one and one-half percentage (1.5%) points. The mini-storage loan converts from a construction loan to a permanent loan upon completion of construction and upon reaching certain debt coverage ratio requirements. In the event the company does not meet the debt coverage ratio, the Bank of America may elect, in its sole discretion, to either refuse to convert the loan indebtedness to permanent loan indebtedness, or to permit the conversion of such lesser amount of the loan as will cause the debt coverage ratio to comply with the minimum debt coverage ratio.

     On April 20, 1994, The Company purchased approximately 2.20 acres of undeveloped land in Las Vegas, Nevada for $200,000. The Company paid $100,000 cash and the seller carried a note for $100,000 with interest in the amount of 8%,

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996, 1995, AND 1994


     collateralized by the 2.20 acres, principal and interest all being due by April 20, 1995. On June 28, 1995, the Company paid the $100,000 note in full and borrowed $150,000 with interest in the amount of 14%, collateralized by the 2.20 acres, principal and interest all being due June 28, 1996. The note was renewed during June, 1996.

     The Company, during fiscal year 1995, executed an agreement with Pioneer Citizens Bank for an initial line of credit for $500,000 with a compensating balance in the form of a certificate of deposit. As of March 31, 1995, the Pioneer Citizens Bank line of credit was increased to $1,000,000 with a compensating balance in the form of certificates of deposit in the sum of $1,000,000. Interest on the line of credit is 4.5% per annum. The Company has drawn $825,000 down on the line of credit as of March 31, 1995. During the fiscal year 1996 the Company drew down the balance of the $1,000,000 lime of credit. During February, 1996, the Company paid down the line of credit $500,000. The balance of the line of credit was paid off in May, 1996.

     During the fourth quarter of fiscal 1995, the Company, through its wholly owned subsidiary, borrowed $35,000 from IGLLC, an affiliate party, which loan was utilized for the financing of the acquisition of a new GMC Suburban vehicle utilized by the President of Moonridge. This note is evidenced by a demand note bearing interest at the rate of 10%. During the fiscal year, 1996, the note was assumed by DSM Golf Enterprises, Inc. under the same terms and conditions.

     As part of the acquisition on March 28, 1996, of Mid-Nevada Art, Inc., Basia Holding, Inc. and 100% interest in oil and gas leases, the Company assumed a note payable to O.T.S. Holdings, Inc. in the amount of $382,311. The note is payable on demand and includes interest payable at the rate of 8% per annum.

NOTE 12 - PREFERRED STOCK

     During 1994, the Company amended its Articles of Incorporation authorizing 100,000,000 shares of preferred stock at a par value of $.001 per share. On February 4, 1994, the Company issued 600,000 shares at $4.00 per share,

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996, 1995, AND 1994


     or $2,400,000 as additional consideration to purchase the unimproved land in Las Vegas, Nevada (Note 11). The issued shares are designated as series "A" preferred stock convertible, after two years (24 months), to common stock at a guaranteed "bid" price of not less than $4.00 per share. In the event said "bid" price is less than the stated $4.00 at the time in which the shares are offered for conversion, additional common stock shares will be issued to satisfy any shortfall. The preferred shares are non-voting. In addition, C.E.C. Industries Corp. will have an option to purchase 50% of said shares at a price of $8.00 per share. The option exercising period will be for 30 days following the two year (24 month) period, but closing of the option will occur within 60 days from the end of the two year period (24 months). On October 12, 1995, the Company entered into a conversion agreement that cancelled the 600,000 shares of preferred stock at a par value of $.001 and issued 4,200,000 of new series B preferred stock at a par value of
     $.50 per share, which has attached to the issue one vote   per share,
     equal in value to one vote of common stock and shall pay a cumulative dividend of 10% per year. Each preferred share of Series "B" preferred stock sahll have attached a warrant for 1/6 of a share of common stock which shall be exercisable prior to the four (4) year redemption period for a redemption price fo $0.20 per share of common stock. If exercised by Holder these warrants will result in the issuance of 700,000 shares of common stock for a price of $.20 per share or a total price of $140,000.

     On April 22, 1994, the Company entered into an agreement with Bio-Sphere Technology wherein the Company issued 125,000 shares of preferred stock fro certain medical technology. The agreement called for the Company to form two wholly owned subsidiaries, Microsphere Technology and Islet Transplant Technology, for purposes of pursuing the development of the technology. Subsequent to the issuance of the preferred shares to Bio-Sphere, the Company was notified of an attempted unilateral recision by Bio-Sphere of the agreement with C.E.C. (See Note 8). As a result, the Company wrote down its investment in the medical technology which amounted to $62,500. During 1996, the Company agreed to cancel the agreement with Biosphere Technology, and accordingly, cancel the preferred shares issued.

     On January 18, 1995, the Company entered into an agreement with Lauri Doll Gladstone wherein the company, in exchange for 100% of the outstanding common stock of Sterling Travel, agreed to issue 400,000 shares of preferred non-voting stock, convertible to common stock at a price of $5 per share. The shares are to issued pursuant to an earn-out provision. At this time the preferred shares have not been

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996, 1995, AND 1994


     issued to Lauri Doll Gladstone. Results of operations from Sterling Travel have been accounted for the period starting with March 1, 1995 and ending with fiscal year end 1995. The acquisition was accounted for utilizing the purchase method of accounting. During 1996, the Company rescinded the purchase agreement with Sterling Travel for nonperformance on the agreement. (See Note 12)

     On June 7, 1995, the Company acquired a 24.5% limited partnership interest in Victory Villages Ltd. III that is constructing a 320 unit apartment project generlly known as Victory Village, in exchange for 1,200,000 shares of rule 144 stock in the Company valued at $300,000. The shares are restricted for resale for a period of two years, and 720,000 of the shares are subject to a voting agreement wherein the COmpany directors vote the shares. On June 10, 1995, an Amended and Restated Limited Partnership Agreement of Victory Village Ltd. III Limited Paretnership was executed with Moonridge Development Corp., a wholly owned subsidiary of the Company, in which Moonridge Development Corp. became the 24.5% Limited Partner.

     During 1995, the Company issued 449,974 shares of S-8 stock for director, employee, and consulting fees. During 1996, the Company issued 3,372,830 shares of S-8 stock for director, employee, and consulting fees as follows: 1,234,966 shares were issued as consulting fees; 500,000 S-8 shares were options received by certain consultants; 300,000 shares of S-8 stock were R.V. Jones' options and were exercised by the Company and given to him as his construction fee for the Mission Valley Mini Storage project; and the remainder fo the S-8 stock was issued to directors, consultants, and employees pursuant to the C.E.C. Industries Corp. 1995 Stock Award Plan. George Matthews received 262,000 shares (See Note 5). Value of the shares issued per the S-8 Registration was the bid price at the time of the issue, ranging from $.56 to $.94 per share.

     On March 28, 1996, the Company issued 8,663,041 shares of voting preferred stock Series "A" par lue $.001 and 8,660,000 shares of common stock pare vvalue $.05 in exchange for 100% of the common stock of Mid-Nevada Art, Inc., 100% of the common stock of Basia Holding, Inc., and 100% interest in oil and gas leases. The shares were value at $1,361,474, $800,000 adn $1,231,250, respectively.

NOTE 13 - SUBSEQUENT EVENTS

        On June 15, 1996, the Company entered into a purchase agreement with Auto Express, Inc. wherein the Company purchased 100% of the issued and outstanding shares of Auto Express, Inc. The agreement was completed on June 28, 1996. Auto Express, Inc. is involved in the business of transporting vehicles acress the United States for major businesses as well as consumers.

        On June 27, 1996, the Company entered into an Exchange Agreement with One World Cards, Inc. & Bruce Perlowin, its President for 278
        - $10,000 prepaid long distance calling cards at a rate of approximately $0.45 per minute or better and an expiration date of five (5) years from the date for closing in exchange for 18 original art works by Sky M. Jones with appraisal books and appraisals totaling $2,779,700 owned by the Company's wholly owned subsidiary Mid-Nevada Art, Inc.

        On June 27, 1996, the Company entered into an Exchange Agreement with One World Cards, Inc. & Bruce Perlowin, its President for 3
        - $100,000 pre paid long distance calling cards at a rate of $0.45 per minute or better with no expiration date and 45 - $10,000 prepaid long distance calling cards at a rate of approximately $0.45 per minute or better and an expiration date of five (5) years from the date for closing in exchange for 12 original art works by Sky M. Jones with appraisal books and appraisals totaling $750,000 owned by the Company's wholly owned subsidiary Mid-Nevada Art, Inc.

C.E.C. INDUSTRIES CORP.
23 Cactus Garden Drive, F-60
Henderson, NV  89014
Telephone (702) 893-4747



NOTICE OF ANNUAL MEETING OF SHAREHOLDERS
August 21, 1996



TO THE SHAREHOLDERS OF C.E.C. INDUSTRIES CORP.


     The annual meeting of the shareholders of C.E.C. Industries Corp. will be held at the Company's executive offices, 23 Cactus Garden Drive, Suite F-60, Henderson, Nevada, on August 21, 1996, at 9:00 a.m. Pacific Daylight Time, for the following purposes.

     1. To elect five directors to serve until the next annual meeting and until their successors are elected and qualified; and,

     2. To transact any other business that may properly come before the meeting or any adjournment of the meeting.

     Shareholders of record at the close of business on June  21, 1996, are
entitled to notice of and to vote at the meeting.   The Company's  proxy
statement  and  its  1996  annual  report   to shareholders accompany this
notice.

     All  shareholders  are  invited to  attend  the  meeting  in person.

WHETHER OR NOT YOU PLAN TO ATTEND THE ANNUAL MEETING IN PERSON,
PLEASE SIGN THE ENCLOSED PROXY CARD AND RETURN IT AS SOON AS POSSIBLE.

By   Order  of  the  Board  of  Directors,


/s/Gerald H. Levine
Gerald H. Levine
Chairman and President

June 26, 1996

C.E.C. INDUSTRIES CORP.
23 Cactus Garden Drive, F-60
Henderson, NV  89014
Telephone (702) 893-4747



PROXY STATEMENT



For the Annual Meeting of Shareholders
to be held August 21, 1996


MATTERS TO BE CONSIDERED

     This Proxy Statement is furnished in connection with the solicitation of proxies by the Board of Directors of C.E.C. Industries Corp. (the "Company") of proxies for use at the annual meeting of the shareholders
of the Company, or any adjournments  thereof.   The meeting  will  be  held
at the Company's executive offices, 23 Cactus Garden Drive, Suite F-60, Henderson, Nevada, on August 21, 1996, at 9:00 a.m. Pacific Daylight Time, to elect five directors to serve until the next annual meeting and until their successors are elected and qualified.

     Management knows of no other business that may properly come before the meeting. The above matter requires for its approval the affirmative vote of a majority of the shares represented at a meeting at which a quorum is present.

SOLICITATION OF PROXIES

     Enclosed is a proxy card for use in voting shares of  Common Stock  in
the  Company  by  proxy  at  the  annual  meeting   of shareholders.   Unless
otherwise indicated on the proxy, shares represented at the meeting by a properly executed proxy, received by the Company in advance of the meeting, will be voted for each of the nominees for Director shown on the proxy card. Where a shareholder specifies on a proxy how the shares represented by the proxy are to be voted, the shares will be voted in accordance with the specifications made. Any proxy given by a shareholder may be revoked by the shareholder at any time prior to its use by filing a written revocation with the Secretary of the Company, by filing a proxy, duly executed, with the Secretary of the Company bearing a later date, or by attending the meeting
and voting  in person.   Attendance at the meeting, in and of itself,  will
not constitute revocation of a previously submitted proxy.

VOTING SECURITIES

     The  securities entitled to vote at the meeting  consist  of shares  of
Common Stock of the Company, par value  $0.05.   Each share of Common Stock
is entitled to one vote. Only shareholders of record at the close of business on June 21, 1996, are entitled to notice of and to vote at the
meeting and  any  adjournment thereof.   The  number  of outstanding shares
at the close of business on June 21, 1996, was 16,431,795 held by approximately 1,728 shareholders.

     This   Proxy  Statement  is  being  mailed  to  shareholders beginning
July 8, 1996.

BENEFICIAL STOCK OWNERSHIP

     The following table sets forth, as of June 21, 1996, Common Stock ownership of (1) the directors of the Company, (2) the only persons known to management to be the beneficial owners of more than five percent of the Common Stock of the Company, and (3) the Company's directors and officers as a group:


                                                Amount and              Options
                                                Nature of               or Other
Title  of      Name  and Address                Beneficial     Percent  Beneficial
Class         of  Beneficial  Owner(1)          Ownership of   Class    Owners(2)(3)

Common         Gerald H. Levine                 0              0%

Common         Marie A. Levine                  0              0%

Common         Alvin B. Green                   30,000         .0018%

Common         Janice E. Smith                  0              0%

Common         Ralph Mann                       20,000         .0012%

Common         O.T.S. Holdings, Inc.            7,794,000      47%
               4535 W. Sahara, Suite 105 13B
               Las Vegas, Nevada  89102

Common         DSM Golf Enterprises, Inc.       1,200,000       7%      720,000(proxy)
               1350 E. Flamingo Rd. #246
               Las Vegas, NV  89119

Common         Wire To Wire, Inc.               1,414,667      9%
               4535 W. Sahara, Suite 105 13B
               Las Vegas, Nevada  89102

Common         Directors and Officers           50,000         .003%
               as a group (5 persons)


<F1>
(1) Addresses are furnished only for those beneficial owners of 5% or more of the Company's Common Stock.
<F2>
(2) All beneficial owners have sole voting and investment power over all of the shares they own, except as indicated in column five and these footnotes.
<F3>
(3)  The  amounts in column three include the amounts in column five.

ELECTION OF DIRECTORS

   Five directors are to be elected to the Board of Directors for one year to serve until the 1997 annual meeting of shareholders and until their successors are elected and qualified.

   If one or more of the nominees should at the time of the meeting be unable or unwilling to serve, the shareholders may vote for other nominees and for any substitute nominee or nominees designated by the
Board of Directors.   None  of  the Directors knows of any reason why the
five nominees named would be unavailable to serve. The following table sets forth information regarding each nominee.

                    All Positions                                     Years Served
                    and Offices                                       as Director
Name                With C.E.C.                             Age       Of the Company

Gerald H. Levine    President & Director                    63        0

Marie A. Levine     Secretary/Treasurer & Director          49        0

Alvin B. Green      Director                                65        0

Janice E. Smith     Director                                47        0

Ralph Mann          Director                                          0

BOARD OF DIRECTORS MEETINGS AND COMPENSATION

Board Meetings

     The Board of Directors met 12 times during the fiscal year ended March 31, 1996. The Board does not have an audit, a compensation nor a nominating committee.

Director Compensation

     For serving on the Board of Directors, each director of the Company is paid an amount of money per meeting established from time to time by resolution of the Board of Directors, or the equivalent in common stock in the Company.

IDENTIFICATION OF EXECUTIVE OFFICERS

     The Company's executive officers are elected annually at the first meeting of the Board of Directors following each annual shareholders meeting. The Company's executive officers as of June 26, 1996, were as follows:

Name                     Age        Position

Gerald  H.  Levine       63         President  &   Chief Executive Officer
Marie A. Levine          49         Secretary/Treasurer

Summary Compensation

     The compensation which the Company paid to the President for services in all capacities and for the fiscal years indicated, was as follows:

Name and Principal Position        Year      Salary         Other

Ronald Robinson                    1995      127,914
                                             Shares of
                                             Common Stock

Richard Cope                       1996      0

George Matthews                    1996      0

Gerald H. Levine                   1996      0

Insider Participation in Compensation Decisions

   The  Company has no separate Compensation Committee;  the entire Board of
Directors makes decisions regarding  executive compensation.   Two of the
five directors are officers of the Company. Gerald H. Levine is the President and a director and Marie A. Levine is the Secretary/Treasurer and a Director. Both of them participated in deliberations of the Company's Board of Directors concerning executive officer compensation.

Board of Directors Report on Executive Compensation

   The Board of Directors has no existing policy with respect to the specific relationship of corporate performance to executive compensation. Since the Company's sale, effective December 31, 1990, of all of the Company's assets relating to its then primary active business of engineering consulting and customized minerals processing, the Board has set executive compensation at what the Board considered to be the minimal levels necessary to retain and compensate the officers of the company for their activities on the Company's behalf.

                         Gerald H. Levine
                         Marie A. Levine
                         Alvin B. Green
                         Janice E. Smith
                         Ralph Mann

EMPLOYEE BENEFIT PLAN

   Effective February, 1996, the Savings and Protection Plan (the "Savings Plan") was terminated by C.E.C. Management Corp.

1987 NONQUALIFIED STOCK OPTION PLAN

   The  Company  has a 1987 Nonqualified Stock Option  Plan  (the "NSOP").
The  NSOP  is  administered by a  committee  of  three persons   appointed
by  the  Board  of   Directors.    Eligible participants  include the
Company's employees and directors who are not members of the committee (and have not been for a least one year). The numbers and terms of the options granted to each participant are determined by the committee. There are an aggregate of 100,000 shares of the Company's Common Stock available for the granting of options under the NSOP. The option price per share may not be less than the Common Stock's par value of $0.05. No portion of an option my be exercised until two years from the date of its grant.

SELECTION OF AUDITORS

   The Board of Directors selected William Clancy, Certified Public Accountant, as the independent auditor to examine the Company's financial
statements  for  the  fiscal  year   ended March  31,  1996. The Company
anticipates that Mr. Clancey is expected to be present at the shareholders meeting to answer any questions.

PROPOSALS OF SHAREHOLDERS FOR 1997 ANNUAL MEETING

   Proposals of shareholders intended to be presented at the 1997 annual shareholders' meeting must be received by the Corporate Secretary, C.E.C. Industries Corp., 23 Cactus Garden Drive, F-60, Henderson, Nevada, prior to April 1, 1997.

OTHER MATTERS

   Management knows of no other matters that are likely to be brought before the meeting.

EXPENSES OF PROXY SOLICITATION

   The principal solicitation of proxies will be made by mail. However, certain officers of the Company, none of whom will be compensated therefor, may solicit proxies by letter, telephone or personal solicitation. Expenses of distributing this Proxy Statement to shareholders, which may include reimbursements to banks, brokers and other custodians for their expenses in forwarding this Proxy Statement, will be borne exclusively by the Company.

PLEASE  SIGN,  DATE  AND RETURN THE ACCOMPANYING  PROXY  AT  YOUR
EARLIEST CONVENIENCE, WHETHER OR NOT YOU CURRENTLY PLAN TO ATTEND
THE MEETING.




                                        /s/Marie A. Levine
                                        Marie A. Levine
                                        Secretary

C.E.C. INDUSTRIES CORP.
PROXY

Annual Meeting of Shareholders
August 21, 1996

     The undersigned appoints The Board of Directors of C.E.C. Industries Corp. with full power of substitution, the attorney and proxy of the undersigned, to attend the annual meeting of shareholders of C.E.C. Industries Corp., to be held August 21, 1996, beginning at 9:00 a.m., Pacific Daylight Time, at the Company's executive offices located at 23 Cactus Garden Drive, F-60, Henderson, Nevada and at any adjournment thereof, and to vote the stock the undersigned would be entitled to vote if personally present, on all matters set forth in the Proxy Statement to Shareholders dated June 26, 1996, a copy of which has been received by the undersigned, as follows:

1.   Vote [     ]                  Withhold Vote  [     ]

     for the election of the following five nominees as directors of the Company, to serve until the next annual meeting and until their successors are elected and qualify: Gerald H. Levine, Marie A. Levine, Alvin B. Green, Janice E. Smith, and Ralph Mann. Please indicate the names of those for whom you are withholding your vote:


2. In his discretion, upon any other matter that may properly come before the meeting or any adjournment hereof.

THIS  PROXY  WILL  BE  VOTED  IN  ACCORDANCE  WITH  THE  SPECIFIC
INDICATIONS  ABOVE.   IN  THE ABSENCE OF SUCH  INDICATIONS,  THIS PROXY, IF
OTHERWISE DULY EXECUTED, WILL BE VOTED FOR EACH OF  THE MATTERS SET
FORTH ABOVE.


Date ___________________________, 1996  Number of Shares________________



Please sign exactly as
your name appears on
your stock certificate(s).
If your stock is issued in              Signature
the names of two or more           Print Name Here:
persons, all of them must
sign this proxy.  If signing
in representative capacity,
please indicate your title.
                                         Signature
                                   Print Name Here:



PLEASE SIGN AND RETURN THIS PROXY PRIOR TO AUGUST 12, 1996.