Form 10-Q
period 1996-06-30
CEC INDUSTRIES CORP
filed 1996-08-14
CIK 54175

SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.   20549



	FORM 10-Q
Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.


For the quarter ended   June 30, 1996      Commission file number  0-16734




C.E.C. INDUSTRIES CORP.
(Exact name of registrant as specified in its charter)



Nevada                                                87-0217252
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)



23 Cactus Garden Drive., F-60
Henderson, Nevada                                     89014
(Address of principal executive offices)              (Zip Code)



Registrant's telephone number, including area code    (702) 893-4747





	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No _____


As of June 30, 1996, there were 16,431,795 shares of common stock outstanding.

INDEX




PART I - FINANCIAL INFORMATION                                       Page No.

	Item 1. Financial Statements

		Balance Sheet as of June 30, 1996 and
		  March 31, 1996                                          3

		Statement of Income for the three months
		  ended June 30, 1996 and 1995                            4

		Statement of Cash Flows for the three months ended
		  June 30, 1996 and 1995                                  5-6

		Notes to Financial Statements                             7

	Item 2. Management's Discussion and Analysis of
			Financial Condition and Results of Operation      8


PART II - OTHER INFORMATION

	Item 1.         Legal Proceedings                                 9

	Item 2. Changes in Securities                                     9

	Item 3. Defaults by the Company upon its
		Senior Securities                                         9

	Item 4. Submission of Matter to a Vote of
		Security Holders                                          9

	Item 5. Other Information                                         9

	Item 6. Exhibits and Reports of Form 8-K                          9

	SIGNATURES                                                        10



	Page Two

	PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

	C.E.C. INDUSTRIES CORP.
	CONSOLIDATED BALANCE SHEETS


ASSETS
						 June 30,        March 31,
						 1996            1996

CURRENT ASSETS                                   $  204,117      $  1,292,156

PROPERTY, PLANT AND EQUIPMENT:                       33,184            59,265

INVESTMENT IN UNDEVELOPED REAL ESTATE             2,628,161        4,157,528

OTHER ASSETS:                                     6,101,147        5,606,699
						 ----------      -----------

TOTAL ASSETS                                     $8,965,609      $11,115,648
						 ==========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

						 June 30,       March 31,
						 1996           1995

ACCOUNTS PAYABLE                                 $  126,030     $    441,945

NOTES PAYABLE                                     1,680,623        3,305,529

LINE OF CREDIT                                            0          500,000

OTHER CURRENT LIABILITIES                           544,830          429,139

SHAREHOLDER'S EQUITY                              6,614,126        6,439,035
						 ----------       ----------

TOTAL LIABILITIES AND EQUITY                     $8,965,609      $11,115,648
						 ==========      ===========




	Prepared Without Audit
	Page three

	C.E.C. INDUSTRIES CORP.
	CONSOLIDATED STATEMENT OF INCOME



						 FOR THE THREE MONTHS ENDED
							JUNE 30,
						 1996            1995

Income - Royalty Income                                          $  54,817
	Sales                                    $   970,723       154,042
						 -----------     ---------
						 $   970,723     $ 208,859


Cost of Sales                                     1,016,872            564
						 ----------      ---------

Gross Profit                                     $   (46,149)    $ 208,295


Selling, General and
  Administrative Expenses                        $   247,839     $ 955,537


Other Income and Expenses
  Interest Expense                                    20,700        13,339
  Other Income                                                       1,140
  Interest Expense                                  (308,785)      (76,751)
  Loss on Disposal of Subsidiary                     (20,000)
						 -----------     -----------
						 $   308,085     $ (62,272)


Net Income (loss) before Income Taxes            $  (602,073)      (809,514)
						 ============    ==========


Provision for Income Taxes                       $        0      $      0
						 ------------    ------------

Net Income (Loss)                                $  (602,073)    $(809,514)
						 ===========     ============

Earnings (Loss) Per Share                        $    (.038)     $   (.29)
						 =============   ============

Dividend Per Share                               $        0      $         0


Sale of Unregistered Securities                  NONE            NONE



	Prepared Without Audit
	Page Four

	C.E.C. INDUSTRIES CORP.
	STATEMENT OF CASH FLOWS
	FOR THE PERIODS INDICATED

							   Three Months   Three MonthS
							   Ended          Ended
							   6/30/96        6/30/95
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
  Net loss from continuing operations                      $(602,073)     $(809,514)
  Adjustments to reconcile and income to net
    cash provided by operating activities:
    Depreciation, Depletion and Amortization               2,262          2,700
Sources (uses) of cash due to change in current
    assets and current liabilities:
    (Increase) decrease in accounts receivable             534,869        (64,686)
    (Increase) in inventory                                               (52,640)
    (Gain) Loss on Investments                             20,000
    Decrease in Restricted Cash                            500,000
    Decrease in other current assets                       32,667         11,218
    Increase (decrease) in accounts payable                (222,082)      32,797
    Decrease in Bank overdraft                             (28,257)
    Increase (decrease) in accrued liabilities             (263,755)      (80,873)
    Increase in Payroll Taxes                              (65,576)
    Common stock issued for professional fees,
     salaries and directors fees                           204,120        643,666
							   ----------     ----------
	Total adjustments                                  $714,248       $ 492,182
							   ----------     ----------

	Net cash provided by operating activities          112,175        $(317,332)
							   ----------
Cash flows from investing activities:
  Purchase of undeveloped land                                            (300,000)
  Sale of Land                                             $ 1,554,185
  Net Assets-Subsidiary                                    105,674
  Note Receivable - Related Party                          (230,979)
  Capital expenditures                                                    (910)

		Net cash provided by investing             1,428,880
		  activities                                              $(300,910)

Cash flow from financing activities
  Proceeds from notes payable                                             443,484
  Payment on debts                                         (1,920,524)    (100,000)
  Proceeds From Notes Payable                              175,064
  Proceeds From Sale of Common Stock                       204,120
  Common stock issued for real estate                                     300,000
  Common stock issued for payable                                         49,810
							   ----------     ----------

  Net Cash Provided by financing Activities                (1,541,340)

	Prepared Without Audit
	Page Five

	C.E.C. INDUSTRIES CORP.
	STATEMENT OF CASH FLOWS
	FOR THE PERIODS INDICATED

Net increase (decrease) in cash and
  cash equivalents                                         (285)          $75,052
									  ----------
Cash and cash equivalents at beginning
  of period                                                3,276          $1,027,464
									  ----------

Cash and cash equivalents at end of period                 $2,991         $1,102,516
							   ==========     ==========




Supplemental Disclosures of Cash
  Flow Information

  Cash Paid During the Year for Interest                   $143,401
							   ========

  Income Taxes                                             $   0
							   ==========

Supplemental Schedule of Non-Cash Investing and financing activities

During the quarter ended June 30, 1996, the Company issued 652,000 shares of common stock on Form S-8 for professional services. The shares were valued at $204,120.

On June 15, 1996, the Company purchased Auto Express, Inc. in exchange for 495,000 shares of common stock, for a total value of $173,250.

On June 21, 1995, the Company purchased $100,000 in phone cards from One World Communications, Inc. in exchange for 200,000 shares of common stock, for a total value of $100,000.


	Prepared Without Audit
		Page Six

	C.E.C. INDUSTRIES CORP.
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	(Unaudited)



1.      Statement of Information Furnished

	The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996, the results of operation for the three months ended June 30, 1996 and 1995 and the cash flows for the three months ended June 30, 1996 and 1995. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 1995 Annual Report on Form 10-K.

	Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statement be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 1995 Annual Report on Form 10-K.

Page Seven

	C.E.C. INDUSTRIES CORP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


	Sales for the quarter ended June 30, 1996 were $970,723 compared to sales for the quarter ended June 30, 1995 of $208,859. Sales in 1996 consisted of revenues from the sale of the company's real estate properties.

	The Company depended on short term financing for its operating expenses during the first quarter. The company issued 652,000 shares of common stock on Form S-8 for professional services. The shares were valued at $204,120. Selling, General and Administrative Expenses decreased from $955,537 in 1995 to $247,938 in 1996 due to decreases in Officers and Directors compensations during the first quarter. Interest expenses increased from $76,751 in 1995 to $308,785 in 1996 due to accrued interest that was paid in the first quarter.

	The plans to spin-off the Company's subsidiary, Custom Environmental International (CEI) was not completed by the previous management.
	The situation is being reviewed by current management. The operating reports for CEI are included in the preceding financial.

	To streamline operations, the Company divested itself of all management and ownership interest in Moonridge Development Corp. The Company maintains its 24.5% interest in the Victory Village III, Ltd., project of 320 apartment units in Henderson, Nevada.

	In June, the company's wholly owned subsidiary, Mid-Nevada Art, Inc., exchanged 31 of it's original artworks for $3.5 Million dollars of pre-paid telephone cards. This, however, was not reflected in the preceding financial as Mid-Nevada Art is on a December 31st fiscal year end. The sale will be reflected in the Company's second quarter consolidated financial.

	In June, the Company purchased 100% of the issued and outstanding of Auto Express, Inc. for 495,000 shares of common stock valued at $173,250.
 The preceding financial statements do not include the operating figures for Auto Express as it is on a fiscal year end of December 31st. The operating figures will be reflected in the Company's second quarter consolidated financial.

Page Eight

	C.E.C. INDUSTRIES CORP.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
		   None

Item 2.  Changes in Securities
		   None

Item 3.  Defaults by the company upon its Senior Securities
		   None

Item 4.  Submission of Matter to a Vote of Security Holders
		   None

Item 5.  Other Information
		   None

Item 6.  Exhibits and Reports of Form 8-K

	A Form 8-K was filed on June 15th, 1996, to report changes in control of the company with new officers and directors. Also reported was the change in the company's certified account from Deloitte & Touche LLP to William L. Clancy, CPA. Also reported was the resignation of Charles McHaffie as a director of the Company.

	A Form 8-K was filed on June 15, 1996, to report the acquisition of Auto Express by the company.

	A Form 8-K was filed on June 27th, 1996, to report the Exchange Agreement between Mid-Nevada Art, Inc., a wholly owed subsidiary of the company, and One Wold Cards. Also reported

Page Nine

	C.E.C. INDUSTRIES CORP.

		SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C.E.C. INDUSTRIES CORP.
(Registrant)


By  /s/Gerald H. Levine                      By /s/Marie A. Levine
	Gerald H. Levine                            Marie A. Levine
	President and                               Principal Financial and
	Chief Operations Officer                    Accounting Officer


Date: 08/12/96                             Date: 08/12/96

Page Ten