Form 10-Q
period 1996-09-30
CEC INDUSTRIES CORP
filed 1996-11-15
CIK 54175

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-Q
            Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934.




For Quarter Ended   9/30/96         Commission File Number 1-6203

                     C.E.C. Industries Corp.
      (Exact name of registrant as specified in its charter)

     Nevada                   87-0217252

(State or other Jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

23 Cactus Garden Drive, F-60,
Green Valley, Nevada                    89014

(Address of principal
executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  702-893-4747



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

               Yes                      No

              APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
          17,881,795 Common Shares on October 28, 1996

                             INDEX


PART I - FINANCIAL INFORMATION                                  Page No.

     Item 1.   Financial Statements

      Balance Sheet as of September 30, 1996 and
        March 31, 1996                                           3

      Statement of Income for the three months
        ended September 30, 1996 and 1995                        4
      Statement of Cash Flows for the three months ended
        September 30, 1996 and 1995                              5-6

      Notes to Financial Statements                              7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation      8

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                 9

     Item 2.   Changes in Securities                             9
     Item 3.   Defaults by the Company upon its
               Senior Securities                                 9

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                  9

     Item 5.   Other Information                                 9

     Item 6.   Exhibits and Reports of Form 8-K                  9

     SIGNATURE                                                   10

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     C.E.C. INDUSTRIES CORP.
                   Consolidated Balance Sheet
                     For the Dates Indicated

                              ASSETS

                                        Sept. 30       March 31
                                           1996          1996
                                        ---------     -----------

Current Assets                          $   342,365   $ 1,292,156

Property, Plant & Equipment                 283,868        59,265

Investments in Undeveloped Land           2,627,161     4,157,528

Other Assets                              7,406,015     5,606,699
                                        -----------   -----------

Total Assets                            $10,659,409   $11,115,648
                                        ===========   ===========

                LIABILITIES & STOCKHOLDERS' EQUITY

Accounts Payable                        $   817,078   $   441,945

Notes Payable                             1,903,587     3,305,529

Line of Credit                                    0       500,000

Other Current Liabilities                   276,476       429,139

Stockholders' Equity                      7,662,268     6,439,035
                                        -----------

Total Liabilities and Equity            $10,659,409   $11,115,648
                                        ===========

                            C.E.C. INDUSTRIES CORP.
                      Consolidated Statement of Income
                          For the Periods Indicated

                              1996                         1995
                      Quarter       Six Months      Quarter      Six Months
                      Ended           Ended          Ended         Ended
                      9/30/96         9/30/96       9/30/95       9/30/95


Income:   Royalty     $               $             $   4,876     $   59,693
       Sales             835,590       1,806.313      155,000        309,042
       Fees                                            60,500         60,500
                      ----------      ----------    ---------     ----------

                      $  835,590      $1,806,313    $ 220,376     $  429,235

Cost of Sales            664,228       1,681,100          599          1,163
                      ----------      ----------    ---------     ----------
Gross Profit          $  171,362      $  125,213    $ 219,777     $  428,072


Selling, General and
   Administrative
   Expense               273,160         520,999       55,170      1,010,707


Other Income and
  Expenses
    Interest Income       20,530          41,230       14,507         27,846
    Interest Expense     (65,722)       (374,507)     (72,009)      (148,760)
    Other Expenses                                    (29,531)       (27,802)
    Gain on Sale of
      Investment       1,195,132       1,175,132
    Research and
      Development                                     (63,075)       (63,664)
                      ----------      ----------    ---------     ----------

                      $1,149,940      $  841,855    $(150,108)    $ (212,380)


Net Income (Loss)
  before Income
  Taxes               $1,048,142      $  446,069    $  14,499     $ (795,015)
                      ----------      ----------    ---------     ----------

Provision For Income
  Taxes                     -               -            -              -
                      ----------      ----------    ---------     ----------

Net Income (Loss)     $1,048,142      $  446,069    $  14,499     $ (795,015)
                      ==========      ==========    =========     ==========


Net Earnings Per
  Share (Schedule 1)  $     0.06      $     0.03    $    0.03     $    (0.22)
                      ==========      ==========    =========     ==========

Dividend per Share    $        0      $        0    $       0     $        0


Sales of Unregistered
  Securities (Shs)       None             None           None           None

                                                                 C.E.C. INDUSTRIES CORP.
                                                           Consolidated Statement of Cash Flows
                                                                For the Periods Indicated

                                                               1996                         1995
                                                      Quarter         Six Months       Quarter       Six Months
                                                       Ended             Ended          Ended           Ended
                                                      9/30/96           9/30/96        9/30/95         9/30/95

Increase (Decrease in cash and cash equivalents:
Cash flows from operating activities:
 Net loss from continuing operations                  $ 1,048,142       $   446,069    $    14,499   $ (795,015)
                                                      -----------       -----------    -----------   ----------
Adjustments to reconcile net income to net
   cash provided by operating activities:
 Depreciation, depletion and amortization             $    11,849       $    14,112    $    11,852   $   14,552
Loss on investment                                                           20,000
Treasury Shares Issued                                                                       3,746        3,746
Gain on sale of asset                                  (1,195,132)       (1,195,132)
Common Stock issued for professional services                               204,120
Sources (uses) of cash due to change in current
   assets and current liabilities:
  Decrease (increase) in restricted cash                        0           500,000
  Decrease (increase) in accounts receivable              (88,868)          446,001        (25,788)     (90,474)
  Decrease (increase) in inventory                        (19,259)          (19,259)        48,918       (3,722)
  Decrease (increase) in other current assets             (28,645)           24,239        (61,012)     (48,794)
  Decrease (increase) in other assets                     210,107            64,585           -            -
  Increase (decrease) in accounts payable                 744,896           494,556         49,021       81,818
  Increase (decrease) in accrued liabilities               57,246          (272,085)       103,219       22,346
                                                      -----------       -----------    -----------   ----------

  Total adjustments                                   $  (307,806)      $   281,137    $   129,956   $  (21,528)
                                                      -----------       -----------    -----------   ----------

  Net cash provided by operating activities           $   740,336       $   727,206    $   144,455   $ (186,543)

Cash flows from investing activities:
 Sale of land                                                   0         1,554,185
 Excess of purchase price of asset over cost              (30,035)          (30,035)
 Notes Receivable - Related Parties                      (243,979)         (243,979)
 Capital expenditures                                    (262,533)         (262,533)          157          (753)
                                                      -----------       -----------    ----------    ----------
   Net cash provided by investing activities          $  (536,547)      $ 1,017,638    $ (512,045)   $ (512,955)


Cash flows from financing activities:
 Proceeds from issuance of common stock                         0           204,120        22,614     1,016,090
 Common Stock issued for real estate
    investment                                                  0                 0       (12,922)     (312,922)
 Payment on debt                                         (379,446)       (2,124,906)     (150,000)     (250,000)
 Proceeds from issuance of notes                          222,964           222,964       428,483       871,967
 Payments received on notes receivable                     17,000            17,000
 Loans to related parties                                 (62,831)          (62,831)
                                                      -----------       -----------    ----------    ----------
Net Cash Flow from Financing Activities                  (202,313)       (1,743,653)
Net increase (decrease) in cash and cash              -----------       -----------    ----------    ----------

   equivalents                                        $     1,476       $     1,191    $  (79,415)   $   (4,363)
                                                      -----------       -----------    ----------    ----------
Cash and cash equivalents at beginning of
   period                                             $     2,991       $     3,276    $1,102,506    $1,027,454
                                                      -----------       -----------    ----------    ----------

Cash and cash equivalents at end of period            $     4,467       $     4,467    $1,023,091    $1,023,091
                                                      ===========       ===========    ===========   ==========

                         C.E.C. INDUSTRIES CORP.
                                Schedule I
                        For the Periods Indicated


                                  1996                   1995
                            Quarter    Six Months   Quarter    Six Months
                             Ended       Ended       Ended       Ended
                            9/30/95     9/30/95     9/30/94     9/30/94



Earnings (loss) per period  $ 1,048,142 $   446,069 $   14,499  $ (795,015)


Weighted Average Number
  of Common Shares           17,018,795  17,018,795  4,543,474   3,580,353


Net Earnings per share      $      0.06 $      0.03 $      .003  $    (.22)


Supplemental Schedule of Non-Cash Investing and Financing Activities:

During the quarter ended June, 30, 1996, the Company issued 652,000 shares of common stock on Form S-8 for professional services. The shares were valued at $204,120.

On June 15, 1996, the Company purchased Auto Express, Inc. in exchange for 495,000 shares of common stock, for a total value of $173,250.

On June 21, 1996, the Company purchased $100,000 in phone cards from One World Communications, Inc. in exchange for 200,000 shares of common stock, for a total value of $100,000.

In June, 1996, the Company's wholly owned subsidiary, Mid-Nevada Art, Inc, exchanged approximately $1.33 Million in artwork for approximately $3.5 Million in On world Communications, Inc. Pre-Paid long distance phone cards at $.45 per minute. The company has re-evaluated the cards at $2.52 Million bringing the Pre-Paid long distance rate to approximately $.33 per minute.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)



1.                   Statement of Information Furnished

  The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10Q instructions and in the opinion of management contains all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996, the results of operation for the six months ended September 30, 1996 and 1995 and the cash flows for the six months ended September 30, 1996 and 1995. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the company's 1996 Annual Report on Form 10-K.

  Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with the financial statements and notes there to incorporated by reference in the Company's 1996 Annual Report on Form 10-K.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the

                     Quarter Ended September 30, 1996


       The Sales for the six months ended September 30, 1996, were $1,806,313 compared to sales for the six months ended September 30, 1995 of $429,235. Sales in 1996 consisted of revenues from the sale of the Company's real estate properties, ($968,131), revenues from Auto Express, Inc. ($834,207) and Mid-Nevada Art, Inc. ($3,975).

       The Company depended on short term financing for its operating expenses during the first and second quarter of 1996. Management is seeking acquisitions that would produce a continual cash flow.

       Selling, General and administrative expenses decreased from $1,010,707 in 1995 to $520,000 in 1996 due to decreases in Officers and Directors compensations. The Company issued 652,000 shares of common stock on Form S-8 for professional services valued at $204,120. Interest expense increased from $149,760 in 1995 to $374,507 in 1996 due to accrued interest.

       The Company's subsidiary, Mid-Nevada Art, posted a $1,195,132 gain on the sale of 31 pieces of artwork and a loss of $20,000 with it's divesture of Moonridge Development Company.

       The proposed plan to spin-off the Company's subsidiary, Custom Environmental International (CEI) had not been completed by the Company's previous management since the announcement dated October 4, 1995. Current management has re-evaluated this spin-off and has decided that the spin-off was not in the best interest of the shareholders and herefore has terminated this transaction.

       Current management decided it was in the best interest of the company to divest itself of Moonridge Development Company due to the new managements decision change of direction and its determination to avoid the risks associated with Moonridge construction activities. The Company has maintained its interest in all of the undeveloped land and its 24.5% interest int he Victory Village III, Ltd., project of 320 apartment units in Henderson, Nevada.

       In June, the company's wholly owned subsidiary, Mid-Nevada Art, Inc., exchanged 31 of it's original artwords for $3.5 Million dollars of pre-paid telephone cards at a rate of $.45 per minutes. The company has since re-evaluated the pre-paid telephone cards at $2.52 Million dollars at a rate of $.33 per minute posting a gain of $1.19 Million. The Contract between One World Cards and Mid-Nevada Art states that should One World Cards be unable to provide the long distance carrier as represented, and One World Cards would have 30 days to provide an alternate Long Distance carrier or return the art work exchanged under the agreement. The Company plans on using these Pre-Paid Cards in its acquisition activities as well as raising capital by the sale of the Phone Cards. The sale was not reflected in the First Quarter of the Company's Financial Statements as Mid-Nevada Art is on a January to December Fiscal year. The Exchange of the artwork is reflected in the Second Quarter Financials.

       In June, the Company purchased 100% of the issued and outstanding shares of Auto Express, Inc. For 495,000 shares of common stock valued at $173,250. The operations of Auto Express are reflected in the Company's Second Quarters Financials as Auto Express is on a January to December Fiscal year.

PART II - OTHER INFORMATION


Item 1.              Legal Proceedings

       Legal action in the District Court of Utah, Central Division, has been filed against the Company by Mr. George Matthews, the former President and Director of the Company regarding his employment contract. In a counter-suit filed by the company, the company alleged improprieties by the former president. Counsel is of the opinion that the Company will prevail in the litigation.

Item 2.              Changes in Securities

       None.

Item 3.              Defaults by the company upon its Senior Securities

       None.

Item 4.              Submission of Matters to a Vote of Security Holders

       On August 21, 1996, the Company held its annual meeting of shareholders. At that meeting the Company elected new directors for the fiscal 1996. The following were elected as directors: Gerald Levine, Marie Levine, Janice E. Smith, Alvin B. Green, and Gerald Krupp.

Item 5.              Other Information

       None.

Item 6.              Exhibits and Reports on Form 8-K

       A Form 8-K was filed on June 21, 1996, to report changes in control of the Company with new officers and director. Also reported was the change in the company's certified accountant from Deloitte & Touche LLP to William L. Clancy, CPA. Also reported was the resignation of Charles McHaffie as a director of the Company.

       A Form 8-K was filed on June 27, 1996, to report the acquisition of Auto Express by the company.

       A Form 8-K was filed on June 27, 1996, to report the Exchange Agreement between Mid-Nevada Art, Inc., a wholly owned subsidiary of the Company, and One World Cards.

       A Form 8-K was filed August 26, 1996, to report the new Board of Directors.

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   C.E.C. INDUSTRIES CORP.



November 13, 1996               By:       /s/ Gerald Levine
                                   Gerald Levine, President and
                                   Chief Operations Officer


November   13, 1996             By:       /s/ Marie A. Levine
                                   Marie A.  Levine
                                   Principal Financial and
                                   Accounting Officer