Form 10-K/A
period 1996-03-31
CEC INDUSTRIES CORP
filed 1997-01-15
CIK 54175

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

               FORM 10-K/A

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

                               PART I

ITEM 1.   BUSINESS

(a) General

     C.E.C. Industries Corp. is a Nevada corporation with principal and executive offices located at 23 Cactus Garden Drive, F-60, Henderson, Nevada 89014, telephone (702) 893-4747. C.E.C. Industries Corp. and it's consolidated subsidiaries are referred to as either C.E.C. or the "Company." C.E.C. is engaged in several unrelated businesses through its primary subsidiaries, Moonridge Development Corp., (hereinafter referred to as "Moonridge"), (real estate development and construction), Custom Environmental International, (hereinafter referred to as "CEI"), (carbon reactivation technology; ), Sterling Travel, (hereinafter referred to as "Sterling"), (travel businesses), Atlas Methane Development Corporation, (hereinafter referred to as "Atlas Methane"), (methane gas and u nencumbered leasehold ownership in 13,500 acres), Mid-Nevada Art, Inc. (hereinafter referred to as "Mid-Nevada Art"), (art collection), Basia Holding, Inc. (hereinafter referred to as "Basia"), (9,000 acres in fee land in Tennessee with coal reserves), and Auto Express, Inc., (hereinafter referred to as "Auto Express"), (vehicle transport business). The Company's current organization was accomplished through a merger and acquisition program during the last two fiscal years ended March 31, 1996, and continuing through the present.

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

On March 28, 1996, the Company entered into an agreement whereby the Company issued 8,660,000 shares of common restricted voting stock and 8,663,041 shares of preferred voting stock of the company in exchange for 100% of the issued and outstanding common shares of Basia Holding, Inc., a Tennessee Corporation holding 9,000 acres of fee land with approximately 52,000,000 tons of low sulfur coal, 100% of the issued and outstanding shares of Mid-Nevada Art, Inc., and 100% of Atlas Methane fully paid leasehold interests which leasehold interests include approximately 13,500 acres located in the Black Warrior Basin area of Alabama containing approximately 31 billion cubic feet of methane reserves. The March 28th agreement further required the resignation of three of the Company's directors.

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

Information on Company's Delisting

     Initially, NASDAQ indicated that it was delisting the Company for failure to comply with the following sections of NASDAQ's regulations:

     1) Compliance with Sections 1( c)(2) of Part II of Schedule D of the NASD By-Laws;
     2) Compliance with Section 1( c)(3) of Part II of Schedule D of the NASD By-Laws; and,
     3) Compliance with Section 1( c)(14) of Part II of Schedule D. Of the NASD By-Laws.

     Compliance with Sections 1( c)(2):

          "For initial inclusion, the issuer shall have a total assets of at lease $4 million. For continued inclusion, the issuer shall have total assets of at lease $2 million. An issuer's total assets will be determined on the basis of a balance sheet prepared in accordance with generally accepted accounting principles. Assets that are temporary or restricted in their use will be excluded form the determination of total assets."

          Pursuant to the Company's 10K for fiscal year ended March 31, 1995, audited by Deloitte & Touche LLP the total assets of the Company were $6,274,983. Pursuant to generally accepted accounting rules, the Company's real estate assets, as well as other assets, are carried on the Company's books at cost. However, in reality, utilizing the fair market value of such assets, the Company's real estate asset value should be $9,114,416 rather than the book value of $4,735,242, an increase of assets of $4,379,174, thus providing actual assets in excess of $10,645,157. In utilizing the generally accepted accounting principles asset evaluation as provided by the Company's auditors, Deloitte &
     Touche LLP, and asset valuation of $6,274,983 was utilized, which exceeds the minimal compliance as set forth in 1(C)(2) by $4,274,683 for for continued inclusion and $2,274,683 for initial inclusion. Further, on June 30, 1995 the Company acquired a 24.5% interest in Victory
     Village III, Ltd. At a valuation of $700,000, which acquisition occurred through the issuance of 1,200,000 shares of 144 restricted stock, thus, as of the end of the first fiscal quarter of 1996, the Company increased it's assets to $6,974,683, which exceeded the minimal compliance standards of 1(c)(2), as of the date of the NASDAQ Listing Qualifications Committee hearing of August 16, 1995, by $4,974,683.

     Compliance with Section 1( c)(3)

          "For initial inclusion, the issuer shall have capital and surplus of at least $2 million. For continued inclusion, the issuer shall have capital and surplus of at least $1 million. Only issues of common and preferred stock will be included in capital and surplus. Debentures and redeemable securities with the redemption provision with the sole control of the holder will be excluded form the determination of capital and surplus."

          Pursuant to the Company's 10K for fiscal year ended March 31, 1995, the Company had capital and surplus of $2,972,973, which amount exceeded the minimal compliance as set forth in 1(c)(3) by $1,972,973, and if the asset valuation of the real estate were utilized, then in that event, the capital and surplus would exceed the minimal compliance by $6,352,147. Further, pursuant to the above discussion of the first fiscal quarter of 1996 and additional $700,000 of capital and surplus was added to the Company's financial statements, which if added to the audited statement of March 31, 1995, would provide capital and surplus of $3,672,973, exceeding the minimum standards of 1( c)(3), as of the date of the NASDAQ Listing Qualification Committee hearing of August 16, 1995, by $2,672,973.

     Compliance with Section 1( c)(4)

          "For initial inclusion common or preferred stock shall have a minimum bid price of $3 per share. For continued inclusion the minimum bid price per share shall be $1, provided however that an issuer shall not be required to maintain the $1 per share minimum bid price if it maintains market value of public float of $1 million and $2 million in capital and surplus."

          Pursuant to 1( c)(4) the Company was in compliance with the alternative minimum bid price by maintaining a market value of it's public float in excess of $1 million and maintaining a capital and surplus of in excess of $2 million.

          Public Float Calculation in Excess of $1 Million. The Company provided NASDAQ with a calculation demonstrating that the Company had sufficient stock in its public float to qualify.

          Capital and Surplus in Excess of $2 Million. Pursuant to the Company's 10K for fiscal year ended March 31, 1995, the Company has capital and surplus of $2,972,973, which amount exceeds the minimal $2 Million. Further, pursuant to the acquisition in June of 1995, the Company acquired additional assets of $7000,000, which increased the capital and surplus by $700,000, which provided for a total of $3,672,973, which exceeded the minimal capital and surplus requirement as described in 1(c)(4) of $2 million by $1,367,972, as of the date of the NASDAQ Listing Qualification Committee hearing of August 16, 1995.

          Further, pursuant to 1( c)(8)(b) the Company was not properly notified of any failure to meet the minimum bid criteria 1(c)(8) reads as follows:

          "A failure to meet the continued inclusion requirements for minimum bid price and market value of public float shall be determined to exist only if the deficiency for the applicable criterion continues for a period of 10 consecutive business days. Upon such failure, the issuer shall (emphasis added) be notified promptly and shall (emphasis added) have a period of 90 calendar days from such notification to achieve compliance with the applicable continued inclusion standard"

          On May 16, 1995, the Company received a letter from NASDAQ which indicated that "C.E.C. Industries Corporation, Inc. has been found to be in compliance with all requirements necessary for continued listing on The NASDAQ SmallCap Market, based on a review of all available information." Subsequent to this correspondence, the Company was of the opinion that it never fell below the minimum bid standards, and in the event such non-compliance existed, then in that event, the Company pursuant to 1( c)(8)(b), should have been "notified promptly" and should have been provided "a period of 90 calendar days from such notification to achieve compliance with the applicable continued inclusion standard." The Company believes that the reason no such notice was forthcoming was the fact that the Company continued to be in compliance with 1( c)(4).

     Compliance withe Section 1( c)(14)

          The issuer shall file with the Association three (3) copies of all reports and other documents filed or required to be filed with the Securities and Exchange Commission. An issuer that is not required to file reports with the Securities and Exchange Commission shall file with the Association three (3) copies of report required to be filed with the appropriate regulatory authority. All required reports shall be filed with the Association on or before the date they are required to be filed with the Securities and Exchange Commission or appropriate regulatory authority. Annual reports filed with the Association shall contain audited financial statements."

          10K Filing Compliance. The Company filed its 10K Prior to the NASDAQ hearing, thus rendering moot the issue over the late filing of the 10K.

          10Q Filing Compliance. Pursuant to Rule 12b-25, under the Exchange Act, a report will be deemed to have been timely filed if the required notification on Form 12b-25 is filed no later then one business day after the due date for the report and the report is filed no later than the fifth calendar day following the described due date. A copy of the 12b-25 extension was filed with the Securities and Exchange Commission on the 14th day of August, 1995, with copies sent to NASDAQ on the same date. Pursuant to Rule 12b-25, the Company filed the 10Q on August 17th, 1005 prior to the expiration of the five day period, and concurrent with the date of delisiting by NASDAQ. Ironically enough, the Securities and Exchange Commission even commended the Company on filing it's first "EDGAR" filing within the prescribed time period.

          Pursuant to 1( c)(14), the 10Q is required to be filed with NASDAQ "on or before the date they are required to be filed with the Securities and Exchange Commission." Pursuant to Rule 12b-25, a report is deemed to have been filed timely if the required notification on Form 12b-25 if filed no later than one business day after the due date for the report and the report is filed no later than the fifth calendar days following the described due date. Consequently, the Company believes its compliance with 12b-25 places the Company in compliance with 1( c)(14). Certainly any ambiguity in 1( c)(14) should be interpreted in favor of the Company and not the drafter of the ambiguity, ie NASDAQ.

          Further, NASDAQ was additionally informed that the 10Q would be filed no later than August 18th, 1995, within the prescribed time period of five calendar days, when in fact the Company filed the 10Q a day earlier than expected. It was initially assumed that the delay would be the result to the Company's initial "EDGAR" filing.

          In addition to the above discussion, the Company is of the opinion that the Company should have been notified that the issue of the 10Q filing was a discretionaly issued to be discussed by the NASDAQ
     Listing Qualifications Committee.

          The Company believed that it's filing of the 10K report of March 31, 1995, rendered moot any outstanding discretionaly issued that were before the Committee. However, assuming arguendo that such was no the case, The Company was still in compliance the 1(c)(14) in that the company filed, within the prescribed time from Form 12b-25, and subsequently filed it's 10Q within the five day prescribed period of Rule 12b-25. Pursuant to Rule 12b-25 of the Exchange Act, the subsequent filing within the prescribed 5 day period rendered the filing of the 10Q filed timely and thus pursuant to 1( c)(14) should also be considered filed on "on the date they are required to be filed". In reference to the compliance with 1(c)(14), the Company was, on the date of the hearing of August 16th, 1995, in compliance with the minimum bid price alternative criteria, ie maintained a market value of it's public float of in excess of $1 Million and maintained a capital and surplus in excess of $2 million.

     The Company requested a formal hearing before NASDAQ, and after considerable delay, received its hearing on February 16, 1996, and subsequent to the hearing, the Company received correspondence dated
February 16, 1996, wherein Mr. Donohoe, general counsel to NASDAQ, notified the Company that after a prior "oral hearing" held in Denver, Colorado, where the Company formally met with the NASDAQ Hearing Review Committee (the "Committee") in accordance with the Committee's "Order of Remand Dated December 4, 1995. Pursuant to Mr. Donohoe's correspondence of February 16, 1996, the Committee was of the opinion that the Company was in compliance with the alternative minimum bid price requirement on the date of its original delisting. However, in order of the Company to be re-listed, the Committee set forth certain conditions which were to occur prior to such re-listing.
The Company has met all conditions, which included the resignation of certain Board member of the Company, however concurrent with the resignations, the Company in an effort to continue its compliance with NASDAQ changed its management, concurrent with the infusion of additional assets into the Company. NASDAQ has now taken the position that the Company has so significantly changed that the Company must now re-apply for NASDAQ. The Company has requested an additional hearing on the matter.


(b) Information About Industry Segments.

     The Company is currently engaged in four main businesses; real estate development and construction ("Moonridge"); transportation of automobiles ("Auto Express"); mineral rights development ("Atlas Methane" and "Basia Holding") and investments in art ("Mid-Nevada Art"). Information regarding the Company's reportable business segments is set forth in Item 1 and Note 9 to the Financial Statements. The Company is not involved in mining operations, and, accordingly, no revenues are generated therefrom.



( c) Narrative Description of Business.

C.E.C. Industries Corp.

     Operations. The Company's real estate development operations consist of sales of developed and undeveloped real estate.


     80.5 Acre Development - St. George, Utah. The Company owned and undivided 65% interest in 80.5 acres of undeveloped property in St. George, Utah. The Estate of Clarence I. Justheim and Wyoming Petroleum
Company owned the remaining interest. The Company, pursuant to an agreement reached in November of 1995, agreed to convey the property to DSM Golf Enterprises, Inc., in exchange for a promissory note in the sum of $1,200,000 and other considerations as set forth in the agreement.

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

     17.44 Acre Planned Development - Henderson, Nevada. The Company owns approximately 17.44 acres of property contiguous with the Mini-Storage
Project,  located  on  Russell   Road, contiguous  with U.S. Highway 95,
outside the city limits of Las Vegas, Nevada. In November of 1995, the Company entered into an agreement with Landmark International, Inc. ("Landmark") for the sale of the property at a price of $5,200,000 in Landmark stock and debt assumption. After repeated demands and Landmark having agreed to issue the agreed upon stock, the Company is still not in receipt of the stock and on that basis the Company is pursuing appropriate legal remedies. It is the intent of the Company to either sell the property or development it.

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

     Introduction. Coal deposits in the United States are widespread, underlying 360,000 square miles in 37 states. Methane is present in nearly all coal from the shallow subsurface to depths over 10,000 feet. Coalbed basins are generally divided into eastern and western types. This segregationis on the basis of both geography and geology. The eastern coals are primarily Pennsylvanian Age and western coals are Cretaceous Age. Much of the drilling for coalbed gas has been concentrated in the Black Warrior Basin of North Central Alabama. This is due to several factors:

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

     The ability of the Company to market oil and gas found and produced, if any, will depend on numerous factors beyond the control of the Company, the effect of which factors cannot be accurately predicted or anticipated. Some of these factors include the availability of other domestic and foreign production, the marketing of competitive fuels, the proximity and capacity of pipelines, fluctuations in supply and demand, the availability of a ready market, the effect of the federal and state regulation ofproduction, refining, transportation and sales, and general national and worldwide economic conditions.


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

     On June 27, 1996, Mid-Nevada Art, Inc. Entered into two exchange agreements with One World Card. Mid-Nevada Art exchanged at total of 31 original art works for a total of 323, $10,000 prepaid long distance calling cards at a rate of $.45 per minute with an expiration dat of 5 years and 3 $100,000 pre paid long distance calling cards at a rate of $.45 per minute with no expiration date. The Company felt that the calling cards were a more marketable assets to a broader buying audience than the original artworks. The Company intends to either sell the calling cards or exchange them for other assets.


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

     Profit Sharing and 401 (k) Plan. The Company's Profit Sharing and 401(k) Plan provides a means by which eligible participating employees of the Company may set aside and invest a portion of their earnings.
Employees meeting the eligibility requirements were able to participate by contributing up to 15% of their regular compensation on a pre-tax basis to be invested in the employee's choice of several mutual funds, with investment objectives ranging from money market to equity portfolio investments. In February, 1996, the Company terminated its 401(k) plan.


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

     There are approximately 500 acres of Sewanee coal with an average thickness of about 42 inches; there are approximately 5,000 acres of Richland coal with an average thickness of about 36 inches; both the Sewanee and Richland seams are minable by surface methods and 3,200 acres minable by underground methods; the Angel seam has an average thickness of about 32 inches. Below the Angel coal and minable by underground methods only is found the wilder seam which encompasses approximately 5,400 acres with an average thickness of about 30 inches. In addition to the above, an assumption of an 85 per cent recovery factor was used in calculating reserves to be extracted by surface mining methods, and a 50 per cent recovery factor was used in calculating reserves to be extracted by underground methods. Consideration of the above information and applying that information to the basic formula that the recoverable tonnage of coal equals 150 tons per inch of coal per acre, there is in summary the following:

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

ITEM 3.   LEGAL PROCEEDINGS

     Fernando Aldecoa, et. al. v. Softpoint, Inc., United States District Court, Southern District of California, Case Number 951654H(LSP) was instuted in October, 1995. The Principal parties included Softpoint, Inc., Robert Cosby, C.E.C. Industries, Inc., George Matthews, Ron Robinson, Ron Stoecklein, and Don Stocklein. The action pertains the allegations made by certain Softpoint shareholders and the other defendants materially misrepresented, or allowed certain misrepresentations to occur, which were relied upon by the defendants in purchasing their stock in Softpoint. The only relationship between the plaintiffs and the Company is that the Company was attempting a merger with Softpoint, which merger was not completed. Further, one of the past directors of the Company was a past president of Softpoint, Inc. The plaintiffs are seeking an unknown damage, which must be established upon determining liability, if any. Because the Company and its outside counsel, is of the opinion that the Company has no exposure in the litigation, the Company is not aware of any governmental authority which has interest in the matter from the standpoint of the Company.

     The Walter Company v. McHaffie, et. al., Superior Court of the State of California for the County of Los Angeles, Case Number BC135322 was instituted on. The case involved an action by property owners of real property, wherein CEC was a limited partner. The Company determined that there was no basis for CEC to be in the litigation, and the Case was recently settled with no liability to CEC.

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

ITEM 6.   SELECTED FINANCIAL DATA
                            1996          1995         1994        1993          1992
Revenue from continuing
   operations               $ 2,463,276   $    87,501  $  142,238  $  137,316    $  126,877

Revenue from discontinued
    operations                        0             0           0           0        10,757

Net income (loss) from
   continuing operations    $(1,283,313)  $(1,826,551) $ (296,992) $    1,838    $   12,464

Net loss from discontinued
   operations                         0             0          0            0          (881)

Loss per common share:
   Continuing operations          (0.06)        (1.22)      (0.19)       0.00          0.00
   Discontinued operations        (0.00)         0.00        0.00        0.00          0.00

Total Assets                $11,115,648   $ 6,274,983  $6,094,026  $2,116,918    $1,934,271

Long term obligations                 0             0           0           0             0

Cash dividends per
     common share                     0             0           0           0             0

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

     Sterling Travel In the fourth quarter of 1995, the Company acquired Sterling Travel, and the revenues and expenses thereof from February 28, 1995 to March 31, 1995, were included in the revenues and expenses for fiscal 1995. Pursuant to the terms and conditions of the agreement with the 100% owner of Sterling Travel, the Company was purchasing the travel company for 400,000 shares of preferred stock of the Company, at a valued price of $5 per share, convertible to common stock, with a total value of $2 million. In the event that in two years, the price of the stock of the Company was not valued at $5 per share, then in that event the Company was required to off set the difference with the issuance of additional shares of common stock. According to the agreement, the preferred stock was to be issued according to an earn out schedule based upon revenues earned by Sterling Travel. However, Sterling Travel did not receive the revenue projections as initially projected, and the preferred stock was not issued, and the transaction was canceled.

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

Analysis of Operating, Investing and Financing Activities During 1996.

     During 1996, the Company reduced its restricted cash by $500,000 and paid down its line of credit by the same amount. Accounts receivable increased by $538,405 as a result of construction activity by its subsidiary, Moonridge Development Corp. The decrease in other assets was the result of sales of undeveloped land. Accounts payable and payroll taxes increased, $259,024 and $119,422 respectively, as a result of construction activity by its subsidiary, Moonridge Development Corp.

     During 1996, the Company increased its investment in undeveloped land by $577,714. The Company wrote off its investment in two subsidiaries, Islet Transplant Technology and Microsphere Technology in the amount of $268,948. Notes receivable - related parties increased $226,554.

     During 1996, the Company paid an additional $135,000 on its debt in additional to the $500,000 paid on its line of credit for at total reduction of $635,000. Additionally, the Company borrowed $1,543,691 during 1996 to purchase land, provide for Company overhead and pay debt service

Significant Customers

     The Company had a principal customer which accounted for approximately 47% of its total revenue in land sales. During the coming year real estate sales will generally be to multiple customers. Additionally, the Company has a construction contract with one principal customer that also accounted for 47% of its total revenue. The construction contract is a percentage of completion contract and will continue and be completed during the year 1997.

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

 Borrowing Activities

     During the past two years, the Company's operations and investing activities have been financed extensively from borrowings. Borrowings have been approximately $3,800,000, $1,100,000, and $1,800,000 in fiscal years 1996, 1995, and 1994, respectively. Prior to the movement of the Company in the direction of real estate construction and development in November of 1993, the Company's need for cash was the result of the Company's
development of  it's  CEI   technology in carbon reactivation.  However, as
the result of the Company's activities in the acquisition and development of various parcels of real estate, the Company was required to increase its borrowing capabilities. The Company has borrowed significant sums from banks and private individuals as necessary to provide for the expansion of the Company's real estate development. However, as the result of the Company's sale of the mini-storage project and liquidation of its interest in St. George in exchange for a $1,200,000 note, the Company has eliminated a need for the substantial borrowed funds previously required. Currently the only significant loan to the Company is the $2 million loan collateralized by approximately 15.24 acres and $175,000 loan collaterized by
2.2 acres of real property located in Las Vegas. The Lender has provided a short moratorium on the payments to allow the Company to sell certain raw fill dirt materials for sufficient cash sums to service the debt and provide the Company with some overhead cash requirements.

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

Results of Operations

            Fiscal Year 1996 Compared to Fiscal Year 1995

     Revenues. The Company's revenues increased 2806% from $87,201 in 1995 to $2,534,252 in 1996. Revenue increases were attributable primarily to increases attributable to sales of development property in the amount of $2,387,608 in 1996 as compared to $0 in 1995, and an increase in royalty income from $19,278 to $146,644. Additionally, commission and affiliation income decreased to $0 from $68,223 in the prior.

     Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses decreased 15% from $1,445,308 in 1995 to $1,253,743 in 1996, a decrease of $191,565. Selling, General and Administrative Expense (S,G&A) net decreases were primarily attributable to managements decisions to reduce personnel and salaries and wages from $784,909 in 1995 to $242,345 in 1996, a decrease of $532,546, directors fees and expenses form $54,009 in 1995 to $1,075 in 1996, a decrease of $52,934, bad debt expense from $39,153 in 1995 to $0 in 1996, a decrease of $39,153. However, research and development expenses increased from $3,358 in 1995 to $64,690 in 1996, a increase of $61,332, consulting expenses increased from $329,561 in 1995 to $459,038, a increase of $129,477, and other selling, general administrative expenses increased from $234,318 to $486,595, a increase of $252,277.

     Other Income and Expense. Interest and dividend income for the Company increased 104% from $45,212 in 1995 to $100,581, a increase of $55,369. The substantial increase was in interest income and was due to a increase in notes receivable during the year 1996.

     Interest Expense. Interest expense for the Company increased 104% from $255,739 in 1995 to $529,551 in 1996, a increase of $264,812. The substantial increase in interest expense was the result of borrowings by the Company to facilitate expansion, primarily in the area of real estate development.

     Other Income and Expense. Other income and expense for the Company increased from an expense of $209,450 in 1995 to an income of $8,918 in 1996. The expense for 1995 was the result of loan extension fees and related expenses. The income for 1996 was from miscellaneous sources.

     Gain or Loss on Sale of Assets. Gain or loss on sale of assets for the Company increased from an expense of $46,198 in 1995 to and income of $23,815. The expense was the result of the further write down of the investment in Logos International, Inc. in 1995. The income for 1996 was the result of a gain on the sale of oil and gas interests.

     Loss from Discontinued Operations. The Company discontinued the operations of two subsidiaries during the year 1996, Islet Transplant Technology and Microsphere Technology. The loss was the result of the subsidiaries being unable to develop the acquired technology as a result of the recision of a contract with Bio-Sphere Technology (an unaffiliated entity) that was entered into for the development of the technology. The Company concluded that the continued investment in the technology was not an appropriate means of diversifying the Company's operations and required more cash to finance its operations than appeared prudent. Accordingly, the Company ceased the pursuit of its medical technology investments. This resulted in charges to operations of $186,043 for Islet Transplant Technology and $82,905 for Microsphere Technology.


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


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Financial Statements and Financial Statement Schedules appearing on F-1 to F-14 of this Form 10-K Annual Report.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     On June 15, 1996, Deloitte & Touche LLP was terminated as the independent auditor of the company. On June 15, 1996, the Company reached an agreement with William L. Clancy, CPA, whereby William L. Clancy was engaged to act as the Company's auditor, commencing with the Company's audit for the fiscal year ending March 31, 1996. The principal accountant's report on the Company's financial statements for either the past two (2) year has not contained either an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to an uncertainty, audit scope or accounting principles. The change in accountants was approved by the Board of Directors of the Company. During the registrant's two most recent fiscal years and subsequent interim period up to the date of the change of accountants, there were no disagreements with the former accountant on any matters of accounting principles or practices, financial statement disclosure, or auditions scope or procedures.

                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and Officers of the Company are as follows:

Name and Address              Age            Position Held

Gerald H.  Levine             64             Chairman of the Board, Director
23 Cactus Garden Drive, F23                  Chief Executive Officer, President
Henderson, Nevada 89014

Marie A.  Levine              50             Principal Financial Officer,
23 Cactus Garden Drive, F23                  Director, Principal Accounting
Henderson, Nevada 89014                      Officer, Secretary/Treasurer

Alvin B. Green                67             Director
16601 Ventura Blvd.
Encino, California 91436

Janice E.  Smith, Esq.        49             Director
23 Cactus Garden Drive, F23
Henderson, Nevada 89014

Ralph Mann                    59             Director
Los Angeles, California

     Gerald H. Levine is Chairman of the Board, Chief Executive Officer and President of C.E.C. Industries Corp. Mr. Levine graduated from John Carroll University, Cleveland, Ohio, with a degree in Business Administration. Mr. Levine was Executive Vice President of Lincoln Automotive and Lincoln Bearing from 1955 to 1970. From 1970 to 1979 he was President and Chief Operations Officer of Cle-Ware Industries which purchased Rayco Industries building sales to over 90 Million and employing 3,000 workers. From 1979 to 1988, Mr. Levine operated Centrum Consulting Corp. Working with companies seeking merger partners. In 1988, Mr. Levine became President of On Target Sports Selections, a computerized Line Service. In November of 1990,
On Target Sports completed a reverse merger with American Jet Holdings, Inc., later changing the name of the corporation to O.T.S. Holdings, Inc.

     Marie A. Levine is Chief Financial Officer and Secretary/Treasure of C.E.C. Industries Corp. Mrs. Levine worked for the University of Nevada at Las Vegas Computing Center form 1972 to 1977. From 1977 to
1988, Mrs. Levine operated privately held companies including property management and bookkeeping services. In 1988, she became involved with the automation of the On Target Sports Selections computerized system, and became Secretary/Treasure of O.T.S. Holdings, Inc.

     Alvin B. Green is a Director of C.E.C. Industries Corp. Mr. Green has practiced international business law for over 30 years. His offices are located in Encino, California. Mr. green is also the corporate attorney of C.E.C. Industries Corp.

     Janice E. Smith is a Director of C.E.C. Industries Corp. Ms. Smith is practicing Bankruptcy and Trust Planning law in the Las Vegas area.

     Ralph Mann is a Director of C.E.C. Industries Corp. Mr. Mann is a Real Estate Developer in the Los Angeles area.

ITEM 11.  EXECUTIVE COMPENSATION

     The Compensation which the Company paid to the President for services in all capacities and for the fiscal years indicated, was as follows:


Name and Principal Position             Year           Salary         Other

Gerald H.  Levine, President            1996           $0

George Matthews, President              1996           $0

Richard Cope, President                 1996           $0

Ronald J.  Robinson, President          1995           $100,000

Donald J.  Stoecklein, Secretary        1995           $100,000

Ronald G.  Stoecklein, Treasurer        1995           $100,000

George A.  Matthews, President          1994           $81,250        $4,800*

George A.  Matthews, President          1993           $55,000

Company's contribution to the Savings and Protection Plan.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

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
          4535 W. Sahara
          Sutie 105-13B
          Las Vegas, Nevada  89102

Common    DSM Golf Enterprises, Inc.    1,200,000      7%        720,000(proxy)
          1350 E. Flamingo Rd. #246
          Las Vegas, NV  89119

Common    Wire To Wire, Inc.            1,414,667      9%
          4535 W. Sahara
          Suite 105-13B
          Las Vegas, Nevada  89102

Common    Directors and Officers        50,000         .003%
          as a group (5 persons)




(1) Addresses are furnished only for those beneficial owners of 5% or more of the Company's Common Stock.

(2) All beneficial owners have sole voting and investment power over all of the shares they own, except as indicated in column five and these footnotes.

(3)  The  amounts in column three include the amounts in column five.

Agreements Changing Control of the Company

     On March 28, 1996, the Company entered into an Agreement to issue to O.T.S. Holding, Inc. 8,660,000 shares of common restricted voting stock and 8,663,041 preferred voting stock of CEC in exchange for: 100% of the issued and outstanding common shares of Basia Holding, Inc., a Tennessee Corporation holding 9,000 acres of fee land with approximately 52,000,000 tons of low sulfur coal, 100% of the issued and outstanding shares of Mid-Nevada Art; and 100% of the Atlas Methane Development Corporation Gas and Mineral Lease, which leasehold interest includes approximately 13,500 acres located in the Black Warrior Lagoon area of Alabama containing 31 billion cubic feet of methane. Concurrent with the execution of this agreement, three (3) directors of CEC resigned changing control of the Company to the new Board Members.

     O. T. S. Holdings, Inc, will control 47% of the issued and outstanding shares of common stock and 66.3% of the issued preferred stock.

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

Loans Made to the Company by, or Guaranteed by Affiliates

     In the third and fourth fiscal quarter 1996, Charles McHaffie, either personally or through related entities advanced funds to the Company in the sum of $79,200. Mr. McHaffie is an affiliate of DSM Golf Enterprises, Inc.


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

ITEM  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND  REPORTS ON FORM 8-K

(a) Documents filed as part of this Report

     1. Financial Statements:

     Independent Auditors' Report                                   F-1
     Independent Auditors' Report                                   F-2
     Independent Auditors' Report                                   F-3
     Consolidated Balance Sheets at March 31, 1996 & 1995           F-4 & F-5
     Consolidated Statements of Operations for the years ended
          March 31, 1996, 1995 & 1994                               F-6
     Consolidated Statements of Stockholders' Equity for the
          years ended March 31, 1996, 1995, and 1994                F-7
     Consolidated Statements of Cash Flows for the years ended
          March 31, 1996, 1995 & 1994                               F-8 to F-10
     Notes to Consolidated Financial Statements                     F-11 to F-24

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

     (4)       Instruments defining the rights of security holders:

               (a) Loan Agreement dated March 31, 1995, between the Company and Bank of America.
               (b) Loan Agreement dated February 4, 1994, between the Company and Cartwright
               ( c) As amended by first amendment to Loan Agreement between the Company and Cartwright, dated February 4, 1995.
               (d) An agreement between the Company and Cartwright whereby the Company would deed the 7.28 acre mini-storage project and an additional 1.39 acres to Cartwright, subject to the $3 million Bank of America loan (approximately $600,000 drawn down) in exchange for debt relief of the $600,000 of the Bank of America loan and $935,000 owed to Cartwright.
     (10)      Material Contracts
          (10.1) Agreement dated June 7, 1995 between CEC and Victory Village III, Ltd., a Nevada limited partnership (filed as Exhibit to 8-K filed November 29, 1996.)
          (10.2) Agreement dated October 4, 1995 between CEC and CEI to spin-off CEI (8-K filed October 4, 1995)
          (10.3) Agreement dated November 2, 1995 between CEC and DSM Golf Enterprises, Inc., et al. (filed with 8-K November 2, 1995)
          (10.4) Agreement dated March 28, 1996 between CEC and O.T.S. Holdings, Inc. (filed with 8-K November 14, 1996)
          (10.5)    Agreement dated June 15,1996 between CEC and Auto
                    Express, Inc. (8-K filed on  June 27, 1996)
          (10.6)    Change in Accountants, Dated June 15, 1996 (8-K filed on
                    June 21, 1996 and refiled on November 14, 1996).
          (10.7)    Agreement  dated June 27, 1996 between  Mid-Nevada  Art,
                    Inc., and One World Cards (8-K filed on June 28, 1996)
          (10.8) Agreement dated November 1, 1995 between CEC and Landmark International, Inc. (8-K filed on November 29, 1996)

     (16)      Letter re change in certifying accountant
               The Company changed auditors from Deloitte Touche to William Clancy.

     (21)      Subsidiaries of the Registrant
               (a)  Moonridge Development  Corp.,  a Nevada corporation
               (b)  Basia  Holdings, Inc., a  Tennessee corporation
               (c) Mid-Nevada  Art,  Inc.,  a  Nevada corporation
               (d) Auto Express, Inc.

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

(c ) Required exhibits are attached hereto and are listed in Item 14(a)(3) of this Report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   C.E.C. INDUSTRIES CORP.


                                   By:/s/Gerald H.  Levine
                                        Gerald H. Levine
                                        President and Principal
                                        Executive Officer


                                   By:/s/Marie A.  Levine
                                         Marie A. Levine
                                         Principal Financial Officer
                                          Principal Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                     Title                         Date



/s/Gerald H.  Levine         President, Chief Executive     June 28, 1996
Gerald H. Levine             Officer & Director



/s/Marie A.  Levine           Principal Financial Officer,  June 28, 1996
Marie A. Levine               Principal Accounting Officer
                              & Director

/s/Alvin B.  Green            Director                 June 28, 1996
Alvin B. Green, Esq.


/s/Janice E.  Smith           Director                 June 28, 1996
Janice E. Smith, Esq.


                              Director                 June 28, 1996
Ralph Mann

OFFICERS                                       AUDITORS
Gerald H. Levine                               William Clancy
President, Chief Executive Officer             Phoenix, Arizona
Marie A. Levine
Principal Financial Officer, Principal
Accounting Officer and Secretary/Treasurer

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

                                               NASDAQ SYMBOL
                                               CECN





ANNUAL MEETING

August 21, 1996 -- 9:00 a.m.
At
23 Cactus Garden Drive, Suite F-60
Henderson, Nevada 89014
(702) 893-4747

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


1.     Independent Auditors  Report.................................F-1

2.     Independent Auditors  Report.................................F-2

3.     Independent Auditors  Report.................................F-3

4.     Financial Statements:

     Consolidated Balance Sheet at March 31, 1995 and 1994..........F-4 & F-5

     Consolidated Statements of Operations for the Years ended
     March 31, 1996, 1995 and 1994 .................................F-6

     Consolidated Statement of Stockholders  Equity for the Years
     ended March 31, 1996, 1995 and 1994 ...........................F-7

     Consolidated Statement of Cash Flows for the Years ended
     March 31, 1996, 1995 and 1994 .................................F-8 to F-10

     Notes to Consolidated Financial Statements ....................F-11 to F-24

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


/s/Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Las Vegas, Nevada
August 4, 1995

DUANE V.  MIDGLEY
CERTIFIED PUBLIC ACCOUNTANT
4351      Lynne Lane
Salt Lake City, Utah 84124
----------------
(801) 277-3608


INDEPENDENT AUDITOR'S REPORT

Stockholders and Board of Directors
C.E.C. Industries Corp. and Subsidiaries

        We have audited the consolidated balance sheets of C.E.C. Industries Corp. and Subsidiaries, as of March 31, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended March 31, 1994 and March 31, 1993. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statements schedules based on our audits.

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

        In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the consolidated financial position of C.E.C. Industries Corp. and Subsidiaries as of March 31, 1994, and the consolidated results of their operations and cash flows for the years ended March 31, 1994 and March 31, 1993, in conformity with generally accepted accounting principles.


/s/Duane V. Midgley
Duane V. Midgley
Certified Public Accountant

June 10, 1994


**(Company Notice) As of September 14, 1995, Duane B. Midgley, CPA is not authorized to practice before the Securities and Exchange Commission. This is a copy of the report on the financial statements of C.E.C. Industries Corp. as of March 31, 1994 and for the year then ended which was originally issued by Duane V. Midgley, CPA on June 10, 1994.

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
March 31, 1996 and 1995

                               ASSETS
                                                 1996            1995

Current Assets
  Cash and Cash Equivalents (Note 1)             $     3,276     $     27,454
  Restricted Cash (Note 11)                          500,000        1,000,000
  Accounts Receivable                                543,566            5,161
  Notes Receivable - Related Party (Note 5)                            14,547
  Inventory (Notes 1 & 2)                            181,199          181,477
  Other                                               64,115          103,476
                                                 -----------       ----------
  Total Current Assets                             1,292,156        1,332,115

Property and Equipment, at Cost (Note 1)
  Furniture and Equipment                            148,478          158,508
  Less Accumulated Depreciation                      (89,213)         (72,324)

  Net Book Value                                      59,265           86,184

Other Assets
  Investment in Undeveloped Land (Note 11)         4,157,528        4,735,242
  Notes Receivable - Related Parties (Note 5)      1,380,000
  Accrued Interest Receivable - Related
    Parties (Note 5)                                  46,554
  Patents, at Cost (Net of Accumulated
  Amortization of $9,500 in 1996 and $3,190
    in 1995) (Note 1)                                101,696          107,648
  Investment - Limited Partnership (Note 12)         300,000
  Artworks (Note 11 & 12)                          1,747,199
  Coal Reserves (Note 11 & 13)                       800,000
  Oil and Gas Interests (Note 11 & 12)             1,231,250           13,794
                                                 -----------       ----------
  Total Other Assets                               9,764,227        4,856,684
                                                 -----------       ----------
Total Assets                                     $11,115,648       $6,274,983
                                                 ===========       ==========

The accompanying notes are an integral part of the consolidated financial statements.

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
March 31, 1996 and 1995

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 1996              1995
Current Liabilities
  Accounts Payable                               $   293,112       $    34,088
  Bank Overdraft                                      29,411
  Payroll Taxes Payable                              119,422
  Notes Payable (Note 11)                          2,723,319         2,076,351
  Line of Credit (Note 11)                           500,000           825,000
  Notes Payable - Related Parties (Note 5)           582,210
  Accrued Liability-Related Parties (Note 5)         125,788           259,336
  Accrued Liabilities - Other                        303,351           107,235
                                                 -----------       -----------
  Total Current Liabilities                        4,676,613         3,302,010

Commitments & Contingencies (Note 8)

Stockholders' Equity (Notes 6,7,10, & 13)
  Convertible Preferred Stock, Par Value
    $.001 Per Share, Authorized 100,000,000
    Shares, Issued and Outstanding 13,063,041
    Shares in 1996 in 725,000
    Shares in 1995                                    13,063               725

  Common Stock, Par Value $.05 Per Share,
    Authorized  50,000,000 shares;
    Issued and Outstanding, 15,671,795
    Shares in 1996 and 1,867,459 Shares
    in 1995                                          783,590            93,373

  Paid In Capital                                  9,315,554         5,287,443

  Retained Earnings - A Deficit                   (3,673,173)       (2,385,041)

  Treasury Stock, At Cost (0 Shares in
    1996 and 5,986 Shares in 1995)                (        0)       (   23,527)
                                                 -----------       -----------
Total Stockholders' Equity                         6,439,035         2,972,973
                                                 -----------       -----------
Total Liabilities and Stockholders' Equity       $11,115,648       $ 6,274,983
                                                 ===========       ===========

The accompanying notes are an integral part of the consolidated financial statements.

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
For The Years Ended March 31, 1996, 1995 and 1994

                                       1996           1995           1994

Income
  Sales (Note 1)                       $ 2,387,608    $    68,223    $     600
  Royalty Income (Note 1)                   75,668         19,278      141,638
                                       -----------    -----------    ---------
Total Income                             2,463,276         87,501      142,238

Cost of Sales                            2,241,074          2,569        2,503
                                       -----------    -----------    ---------
Gross Profit                               222,202         84,932      139,735

Selling, General and Administrative
  Expenses                               1,099,876      1,445,308      452,268

Other Income (Expense)
  Interest and Dividends                   100,551         45,212        1,958
  Other (Notes 11 and 12)                   22,347       (209,450)      14,010
  Interest Expense                        (620,349)      (255,739)     (42,632)
  Gain (Loss) on Sale of Assets
   (Note 3)                                 91,812        (46,198)      42,205
                                       -----------    -----------    ---------
Income (Loss) Before Income Taxes       (1,283,313)    (1,826,551)    (296,992)

Provision for Income Taxes
  (Note 4)                                       0              0            0
                                       -----------    -----------    ---------
Net (Loss)                             $(1,283,313)   $(1,826,551)   $(296,992)
                                       ===========    ===========    =========

Loss Per Common and Common Share
  Equivalent (Note 1)
  Continuing Operations                $      (.08)   $     (1.22)   $    (.19)
                                       ===========    ===========    =========

The accompanying notes are an integral part of the consolidated financial statements.

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR YEARS ENDED MARCH 31, 1996, 1995, AND 1994

                         Preferred Stock         Common Stock      Paid-In     Accumulated  Treasury Stock
                         Shares     Amount   Shares      Amount    Capital     Deficit      Shares   Amount     Total
Balance at March 31,
   1993                                      1,202,260   $60,113   $2,283,771  $(261,498)   (54,527) $(214,456) $ 1,867,930

Issued Preferred Stock
  (Note 13)              600,000   $600                            2,399,400                                    2,400,000
Treasury Stock Issued
  (Note 7)                                                         (8,041)                   3,392   13,341     5,300
Purchased Treasury Stock                                                                     (40)    (50)       (50)
Sold to 401(k) (Note 7)                      80,000      4,000     46,000                                       50,000
Directors' Fees (Note 5)                     100,000     5,000     132,500                                      137,500
Services Performed                           35,196      1,760     70,832                                       72,592
Net Loss                                                 0                     (296,992)                        (296,992)

Balance at March 31,     ---------  -------  ----------  --------  ----------  -----------  -------  --------  -----------
  1994                   600,000    600      1,417,456   70,873    4,924,462   (558,490)    (51,175) (201,165) 4,236,280

Bio-Sphere Asset Purchase
  (Note 13)              125,000    125                            62,375                                      62,500
Directors' Fees & Services
  (Note 5)                                   450,003     22,500    466,947                                     489,447
Treasury Stock Issued
  (Note 7)                                                                     (166,341)    5,189    177,638   11,297
Net Loss                                                 0                     (1,826,551)                     (1,826,551)

Balance at March 31,     ---------- -------  ----------  --------  ----------  -----------  -------  --------  -----------
  1995                   725,000    725      1,867,459   93,373    5,287,443   (2,385,041)  (5,986)  (23,527)  2,972,973

Bio-Sphere Shares
  Canceled in Connection
  with Asset Purchase
  Cancellation           (125,000)  (125)                                                                      (125)
Canceled Sterling Travel
Purchase                                                            (30,788)   (4,819)                         (35,607)
24.5% Interest Victory
  Village Limited
  Partnership                                1,200,000   60,000    240,000                                     300,000
Exchanged Preferred $.001
  Shares For Preferred
  $.50 Redeemable Shares (600,000)  (600)                                                                      (600)
Issue Preferred $.50
  Redeemable Shares      4,200,000  4,200                          (3,476)                                     726
S-8 Shares Issued        200,000    200      3,372,830   168,642   933,920                                     1,102,762
Rosenbaum Shares Canceled                    (30,000)    (1,500)   (21,000)                                    (22,500)
Issued to 401-K                              1,506       75        (19,856)                 5,986    23,527    3,745
Stock Options Exercised                      600,000     30,000    150,000                                     180,000
Exchanged for 100%
  Interest in:
  Mid-Nevada Art, Inc.   4,016,734  4,017    2,886,667   144,333   1,213,124                                   1,361,474
  Basia Holding, Inc.    1,797,385  1,797    2,309,333   115,467   682,736                                     800,000
  Oil and Gas Interest   2,848,922  2,849    3,464,000   173,200   1,055,201                                   1,231,250
Expenses of Exchange
  Agreement                                                        (171,750)                                   (171,750)
Net Loss                                                 0                     (1,283,313)                     (1,283,313)

Balance at March 31,     ---------- -------  ----------  --------  ----------  -----------  -------  --------  -----------
  1996                   13,063,041 $13,063  15,671,795  $783,590  $9,315,554  $(3,673,173) 0        $0        $6,439,035
                         ========== =======  ==========  ========  ==========  ===========  ======== ========  ===========

The saccompanying notes are an integral part of the consolidated financial statements.

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
For The Years Ended March 31, 1996, 1995, and 1994

                                  1996          1995          1994
Cash Flows From Operating
  Activities
  Net (Loss)                      $(1,283,313)  $(1,826,551)  $(296,992)

Adjustments to Reconcile
  Net (Loss) to Net Cash
  Used in Operating
  Activities
  Depreciation                         22,530        13,805       7,240
  Amortization                          9,500         1,276         957
  Depletion                                           1,050       3,940
  (Gain) Loss on Sale of
    Marketable Securities              34,996        46,503     (63,260)
  Gain (Loss) on Investments           56,206                   (21,055)
  Treasury Stock Issued for
    401(k) contribution                23,527        11,298       5,300
  Loss on Write Off of Assets                        62,500
  Common Stock Issued for
     Professional Fees &
     Directors Fees                 1,102,762       489,447     210,092
  Bad Debt Expense                                   39,153

  Changes in Assets and
    Liabilities
     (Increase) in Restricted
       Cash                           500,000    (1,000,000)
     (Increase) in Accounts
       Receivable                    (538,405)      (15,860)    (43,001)
     (Increase)Decrease in
       Inventory                          278       (80,069)     83,617
     (Increase)Decrease in
       Current Assets                  39,361       (93,062)     47,961
     Decrease in Other Assets                                    44,027
     Increase(Decrease) in
       Accounts Payable               259,024         7,892    (103,173)
     Bank Overdraft                    29,411
     Increase in Payroll Taxes        119,422
     Increase in Accrued
       Liabilities                     62,568       335,021      25,182
                                  -----------   -----------   ---------
  Total Adjustments                 1,721,180      (181,046)    197,827
                                  -----------   -----------   ---------
     Net Cash Provided by
       Operating Activities           437,167    (2,007,597)    (99,165)
                                  -----------   -----------   ---------
Cash Flows From Investing
  Activities
  Purchase of Investment Land        (514,266)     (316,104)   (929,058)
  Cost of Land Sold                 1,091,980
  Proceeds from Sale of Assets         70,000                   650,000
  Capital Expenditures                 (4,389)      (65,641)    (12,671)
  Payments Received on Notes
    Receivable                         14,547                     9,211
  Proceeds from Sales of
    Marketable Securities              34,996         4,884

The accompanying notes are an integral part of the consolidated financial statements.

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES

FOR THE YEARS ENDED MARCH 31, 1996, 1995, AND 1994

                                  1996          1995          1994

  Investment - LTD Partnership       (300,000)
  Patent Expenditures                  (3,548)       (9,328)     (12,947)
  Note Receivable - Related
    Party                          (1,426,554)            0            0
  Net Cash Used in Investing      -----------   -----------   ----------
     Activities                    (1,037,234)     (386,189)    (295,465)

Cash Flows From Financing
  Activities
  Proceeds from Sale of Common
    Stock (Net)                        49,906
  Principal Payments on Debt         (635,000)                  (113,251)
  Proceeds From Notes Payable       1,160,283     1,101,351    1,800,000
                                  -----------   -----------   ----------
  Net Cash Provided By Financing
     Activities                       575,189     1,101,351    1,686,749
                                  -----------   -----------   ----------
Net Increase (Decrease) in Cash
  and Cash Equivalents                (24,178)   (1,292,435)   1,292,119
Cash and Cash Equivalents at
  Beginning of Year                    27,454     1,319,889       27,770
                                  -----------   -----------   ----------
Cash and Cash Equivalents at
  End of Year                     $     3,276   $    27,454   $1,319,889
                                  ===========   ===========   ==========
Supplemental Disclosures of Cash
  Flow Information

Cash Paid During the Year For
  Interest                        $   467,358   $   255,739   $   18,856
                                  ===========   ===========   ==========
  Income Taxes                    $       200   $       200   $      200
                                  ===========   ===========   ==========

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

Supplemental Schedule of Non-Cash Investing and financing Activities

During 1994, the Company issued 600,000 shares of preferred stock at $4.00 er share ($2,400,000) as additional value for the unimproved land purchased in Las Vegas, Nevada. During 1996, the Company converted the 600,000 shares of $4.00 preferred stock into 4,200,000 shares of new series "B" non-converting preferred stock with a par value of $.001 per share with a redemption value of $.50 per share, that has attached to the issue one vote of common per share, equal in value to one vote of common stock and each share shall pay a cumulative preferred dividend of 10% per year. All of the 4,200,000 shares of new Series B preferred stock shall be redeemed by the corporation issuing same four years from October 12, 1995.

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

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996, 1995, AND 1994


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

  Business and Principals of Consolidation

  The consolidated financial statements include the accounts of C.E.C. Industries Corp. (the Company) and its subsidiaries, Custom Environmental International, Inc. ("CEI") (80% owned - the reduction in ownership of CEI from 90% was due to the issuance of additional shares of common stock to employees in lieu of salaries), Plata Oro (57% owned), Moonridge Development Corp.(100% owned), Sterling Travel (100% owned), Microsphere Technology (100% owned), Islet Transplant Technology (100% owned), Mid-Nevada Art, Inc. and Basia Holding, Inc. During the fiscal year 1996, Sterling Travel (100%) purchase was canceled do to non performance by Sterling Travel. No operating results of Sterling Travel are presented for the fiscal year 1996. During the fiscal year 1996, Microshpere Technology (100%) and Islet Transplant Technology (100 %) operations were discontinued. All material intercompany transactions have been eliminated.

  C.E.C. Industries Corp. Develops undeveloped real estate for resale. Custom Environmental International, Inc. is developing and marketing a carbon regeneration furnace. Plata Oro is involved in minerals exploration but has been inactive for several years. Moonridge Development Corp. develops unimproved land in Las Vegas, Nevada. Sterling Travel Is a travel agency in Boca Raton, Florida. Microsphere Technology and Islet Transplant Technology are engaged in research and development of medical technology. Mid-Nevada Art, Inc. purchases artworks for lease and rental. Basia Holding, Inc. owns approximately 9,000 unencumbered acres of land and approximately 52,000,000 tons of coal reserves. (See Note 12)

  Revenue Recognition

  The Company's undeveloped land is carried at cost. Prior to 1996, if the land was sold, the Company recognized gain or loss on the difference between the carrying value and the sales price, using the full accrual method of accounting. There were no land sales in years ended 1995 or 1994. During the year 1996, the Company determined that it would develop its undeveloped land, and accordingly, would recognize revenue on sales of land as the partials are further developed and sold. Land sales are recognized as revenue at the time that title or all rights of ownership passes to the buyer. Land sales amounted to $1,200,000 for the year ended 1996.

  Royalty revenues are recorded as received from oil and gas leasehold interests and retaining overriding royalty rights. During the year ended 1996 all oil and gas rights were sold. The Company is not involved in mining or extraction of coal, oil or gas, and accordingly, no revenues are generated therefrom.

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996, 1995, AND 1994


  Revenues from travel consultants are recognized as commissions earned from bookings of travel reservations net of ticketing costs and from affiliation fees. Revenue form travel consultants occurred only during the year 1995.

  Lease and rental income from artworks are recorded as received. During the year 1996 there was no lease and rental income received. Sales of artworks is be recorded net of it recorded cost as gain or sale on investments. There were no sales during the year ended 1996.

  Revenue from fixed-price contracts are recognized on the percentage of completion method, measured by the percentage of cost incurred to date to estimated costs for each contract, by management monthly and approved by the engineer, architect and owner. An asset, "Costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed and are recognized on the balance sheet. Costs and estimated earnings in excess of billings on uncompleted contracts in the amount of $44,200 are included in balance sheet under accounts receivable.

  Property and Equipment

  Expenditures that increase asset lives are capitalized at cost. Normal maintenance and repairs are expended as incurred. The cost and accumulated depreciation of assets retired or disposed are removed from the accounts and any resulting gain or loss is included in the consolidated statements of operations. Depreciation is reported on a straight-line basis over the estimated useful lives on the assets which range from 3 to 7 years.

                 Office Equipment                   5 to 7 Years
                 Automobiles                        3 Years

  Inventory

  Inventory is valued at the lower of cost (determined on a first-in first-out basis) or market.

  Patents

  Costs incurred in connection with obtaining patents are capitalized and amortized on a straight-line basis over 17 years from the date of issuance of such patent.

  Long-Lived Assets

  The Company's long-lived assets consist of patents, that are being amortized over the estimated useful lives of the patents, but not longer than 17 years. The current value of patents, net of amortization, is equal to its current book value. Artworks are recorded at cost. The artworks are appraised annually and the current appraisal is equal to ro exceeds costs.

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996, 1995, AND 1994


  Undeveloped Land

  Undeveloped land is recorded at its cost of acquisition. The portion that was purchased in exchange for preferred stock was recorded at the appraisal price of the real estate.

  Earnings (Loss) Per Common Share

  Earnings (Loss) per common share is computed based on the weighted average number of common shares and common share equivalents outstanding. Stock options are included as common share equivalents using the treasury stock method except for 1995 and 1994 when they were antidilutive.

  The number of shares used in computing earnings (loss) per common share was 17,530,795 in 1996, 1,502,648 in 1995, and 1,543,684 in 1994.

  Cash Equivalents

  For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instrument purchased with an original maturity of three months or less to be cash equivalents.

  Presentation

  Certain accounts from prior years have been reclassified to conform with the current year's presentation.

  Pending Accounting Pronouncements

  It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.


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

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996, 1995, AND 1994


  On October 28, 1991, C.E.C. entered into an Agreement to Purchase with Oxford House, Inc., a Utah corporation and a wholly-owned subsidiary of Associated Trades, Inc., by which C.E.C. sold all of it's right, title, and interest in the real property and building in which C.E.C.'s offices were located, for a total purchase price of $786,478. The purchase price by Oxford House, Inc. included it's assumption of the outstanding mortgage of the property in the amount of $719,229 and 76,857 shares of the common sock of ATI, valued by C.E.C. at $67,250. The ATI stock was subsequently exchanged for Logos stock.

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

  Pursuant to a Reorganization Agreement dated as of December 1, 1991, C.E.C. sold 18,000,000 shares of its subsidiary's common stock, GLI Industries, Inc., to ATI. This represented 90% of the total outstanding common stock of GLI. In return C.E.C. received 200,000 shares of the common stock of ATI, and was entitled to a royalty on gross sales of GLI products of two and one-half percent (2.5%). The ATI stock was subsequently exchanged for Logos stock.

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


NOTE 4 - INCOME TAXES

The provision or benefit for income taxes is based on pretax loss reported in the consolidated financial statements. The tax effect of temporary differences generating Federal income tax is summarized as follows:

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996, 1995, AND 1994


                                          1996           1995        1994

  Tax Benefit at Statutory Rate           $  1,250,413   $ 639,293   $ 103,891
  Surtax Amount                                (35,636)    (18,266)     (2,968)
  Valuation Allowance for Benefit of Net
       Operating Loss Carry forward Not
       Recognized And Other Items.          (1,214,777)   (621,027)   (100,923)
                                           -----------   ---------   ---------
  Total                                    $        -0-  $      -0-  $      -0-
                                           ===========   =========   =========

  A reconciliation of the Federal statutory income tax rate to the effective income tax rate based on income tax follows:

                                                 1996    1995    1994

  Statutory Rate                                 35%     35%     35%
  Surtax Amount                                  (1)     (1)     (1)
  Decrease in Tax Rate Resulting From:
       Net Operating Loss Limitation and Other   (34)    (34)    (34)
                                                 ---     ---     ---
                                                   0%      0%      0%
                                                 ===     ===     ===
  The tax net operating loss carry forward at March 31, 1994, 1995, and 1996 was approximately $272,425, $1,990,171 and $3,273,484 respectively, expiring through 2011. The valuation allowance has increased to $621,027 from March 31, 1994 to March 31, 1995, and has increased to $1,214,777 from March 31, 1995 to March 31, 1996.

  The temporary differences and tax carry forwards which created deferred tax assets and liabilities at March 31, 1996 are detailed below:

       Deferred Tax Assets:
            Write down of Assets                    $    249,820
            Net Operating Loss                         1,959,719
       Total Deferred Tax Assets                       2,209,791
       Valuation Allowance                            (2,209,791)
                                                    ------------
       Net Deferred Tax Asset                       $         -0-
                                                    ============

NOTE 5 - RELATED PARTIES

  During the year 1996, George Matthews, the former President of the Company and current President of CEI received 131,000 shares of common stock, pursuant to and employment contract, in lieu of paid salary in the amount of $65,500. During fiscal 1995, George Matthews, the former President of the Company and current President of CEI borrowed $50,000 from the Company, whose loan was paid off during the same fiscal year. George Matthews received in fiscal 1996, pursuant to an employment contract a stock bonus of 262,000 shares of Rule 144 stock valued at $91,000 and accrued at March 31, 1995. In fiscal 1995, Mr. Matthews also received a $50,000 cash bonus.

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

  Prior to the company's acquisition of Sterling Travel, Laurie Doll, the President, and at the time, sole shareholder of Sterling Travel, borrowed at different times, money from Sterling Travel, which sums totaled $14,547 as of March 31, 1995. During the fiscal year 1996, the purchase agreement with Sterling Travel was canceled due to non performance by Sterling Travel.

  On November 14, 1995, the Company sold 80.5 acres of land in St. George, Utah to DSM Golf Enterprises, Inc. and its agent Charles McHaffie in exchange for a not in the amount of $1,200,000 that is due November 14, 1999, with interest payable at 10% per annum. The not is collateralized by 2,100,000 preferred shares of the Company's preferred $.001 par value stock, redeemable at $.50 per share.

  During 1996, the Company exchanged option on 600,000 shares of its common stock at $.30 or $180,000, for notes in the amounts of $90,000 each to Donald Stoecklein and Ronald Stoecklein. The notes are due in one year with interest payable at 6% per annum.

  Accrued interest - related parties represents accrued interest on notes receivable at March 31, 1996 in the amount of $46,554.

  Notes payable - related parties represents loans from DSM Golf Enterprises, Inc. in the amount of $52,000, Charles McHaffie in the amount of $27,100, and Victory Village Ltd. III in the mount of $120,700 for general overhead. All of the notes are no interest demand notes. The note in the amount of $382,310 is payable to O.T.S. Holdings, Inc. and is a demand note with interest payable at 8% per annum. The not was assumed in connection with the acquisition on March 31, 1996 of Mid-Nevada Art, Inc., Basia Holding, Inc. and 100% interest in oil and gas leases.


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

  The Company's stock option transactions for the years ended March 31, 1996, 1995, and 1994 are summarized as follows:

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996, 1995, AND 1994


                                          Number of      Option
                                          Shares         Price
Options Outstanding and Exercisable
     at March 31, 1993                        35,000     $1.25-12.50
Options Canceled in 1994                      (5,000)           5.00
Options Granted in 1994                    1,200,000            1.375
Options Outstanding and Exercisable       ----------
     at March 31, 1994                     1,230,000      1.25-12.50
Options Canceled in 1995                      (5,000)          12.50
Options Outstanding and Exercisable       ----------
     at March 31, 1995                     1,225,000      1.25-12.50
Options granted in 1996                    4,900,000         .20-.50
Options exercised in 1996                   (600,000)           5.00
Options Outstanding and Exercisable       ----------
     at March 31, 1996                    $5,525,000        .50-5.00


NOTE 7 - RETIREMENT PLAN

  The Company has established a qualified plan under Section 401(k) of the Internal Revenue Code as a retirement plan for all employees who elect to participate. The Plan allows the Company to contribute up to 100% of the employees' contributions (limited to 10% of the employees' annual salary) to the retirement plan. The Plan's fiscal year is July 1 to June 30. During 1995 and 1994, the Company issued 22,595 and 3,392 shares of treasury stock valued $5,649 and $5,300, respectively, as a matching contribution to the retirement plan. No contributions were made in 1993. The Company's expense relating to this plan for the years ended March 31, 1995 and 1994 was $5,649 and $5,300, respectively. All contributions and expenses relating to the plan were paid in treasury stock. Also in 1995 t he Company issued 22,595 shares of treasury stock valued at $5,649 as employee compensation. During the year 1996, the 401-K plan was canceled and 100% distribution was made to all employees.


NOTE 8 - COMMITMENTS & CONTINGENCIES

  The Company's subsidiary, Custom Environmental International ("CEI"), filed suit in the United States District Court for the Central Division of Utah, Custom Environmental International, a Utah corporation, Plaintiff vs. Lockheed-Haggerty Engineering & Manufacturing Co., Ltd., a Canadian corporation, Defendant, Case No. 2:95CV0153B, in which CEI is claiming an infringement of CEI's patent. The Defendant has responded to the complaint by (I) requesting and extension of time to file a responsive pleading and
  (ii) making an offer of settlement which has been rejected.

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

  The Walter Company v. McHaffie, et. al., Superior Court of the State of California for the County of Los Angeles, Case Number BC 135322. An action brought by the owners of real property alleging improper title, wherein C.E.C. Industries Corp. is a limited partner. The real property relates to the underlying land for the development and construction of the 320 unit apartment project which was financed by HUD, whose title report provided proper title to the limited partnership who owns the real property.
  Counsel for the Company is of the opinion that the Company's status as a limited partner should be up-held and thus the Company should avoid any liability under the lawsuit.

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

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996, 1995, AND 1994

NOTE 9 - SEGMENT INFORMATION AND MAJOR CUSTOMERS

  Segment Information for Fiscal 1996

                        CEC            Moonridge       CEI
                        Real estate    Apartment       Oil
                        Development    Construction    Royalties    Other        Total
Revenues                $ 1,263,854    $1,187,207      $  13,191   $        0    $ 2,534,252

Income/Loss                (788,374)     (312,509)      (335,507)           0     (1,621,359)

Identifiable Assets       7,157,395      1,115,223       295,613    2,545,520     11,115,648

Depreciation                  9,049          6,214         7,267            0     22,530

  Segment Information for Fiscal 1995
Revenues                $    19,105    $        0      $   3,173    $  65,223    $    87,501

Income/Loss              (1,717,924)      (17,170)       (96,276)       4,819     (1,826,551)

Identifiable Assets       2,197,457     3,772,280         305,957      49,289      6,274,983

Depreciation                  4,261         2,036           8,450          58         13,805

   Major Customers           Year Ended  Year Ended  Year Ended
                             March 31,   March 31,   March 31,
                             1996        1995        1994

Customer A                   47%         None        38%

Customer B                   47%         None        47%

Customer D                   None        None        None

  Revenue from Customer A represents a single land sale. It is anticipated that revenues earned in the coming year will be to several customers. If no sales are generated during the coming year the only expense to the Company would be property taxes and interest expense of approximately $300,000 on the note that financed the acquisition and development of the land. Revenues from Customer B represents a single construction contract. However, the contract is a percentage-of-completion contract and will continue to be completed during the year 1997.


NOTE 10 - REVERSE STOCK SPLIT

  On September 30, 1992, the Company consummated a 1:10 reverse stock split. The reverse stock split also reduced the outstanding stock options on the same basis of 1:10.

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996, 1995, AND 1994


NOTE 11 - NOTES PAYABLE & LINES OF CREDIT

  On February 4, 1994, the Company purchased approximately 23.91 acres of undeveloped land in Las Vegas, Nevada, for $3,327,158 which included three separate parcels; 15.24 acres, 1.39 acres, and 7.28 acres. At the same time, the Company borrowed $1,800,000 utilizing the approximate 23.91 acres as collateral for the loan, to meet the down payment, closing costs of $904,692, and providing a balance for development proceeds. As additional consideration, the Company issued 600,000 shares of preferred stock (Note
  12). The note for $1,800,000 was initially due on February 4, 1995, however, it was subsequently extended to February 4, 1996 after payment of extension fees and late fees of $50,000 in fiscal 1995, with an additional $100,000 being added to principal in fiscal 1996. Further, pursuant to the terms of the note, the Company is obligated to pay principal payments of $150,000 per month until a total of $800,000 is paid as principal reduction on the total loan amount. The note further provides that in the event that payments are not paid when due, the Company incurs a late charge of
  10%.   An additional extension fee was added to the principal during 1996 as part of the agreement to renew the note. The Company continues to be delinquent in its agree payment schedule as March, 1996. The annual interest is 12.5% and is payable monthly.

  On March 31, 1995, the Company executed a construction loan agreement for $3,000,000 with Bank of America, which loan is collateralized by 7.28 acres of property owned by the Company. The proceeds of the loan are being utilized for the construction of a mini-storage project. At year end there was a balance due of $41,351 due to bank fees. The principal balance of the mini-storage loan bears interest at the per annum rate of interest publicly announced from time to time by Bank of America National Trust and Savings Association in San Francisco, California, plus one and one-half percentage (1.5%) points. The mini-storage loan converts from a construction loan to a permanent loan upon completion of construction and upon reaching certain debt coverage ratio requirements. In the event the company does not meet the debt coverage ratio, the Bank of America may elect, in its sole discretion, to either refuse to convert the loan indebtedness to permanent loan indebtedness, or to permit the conversion of such lesser amount of the loan as will cause the debt coverage ratio to comply with the minimum debt coverage ratio. As of March 31, 1996, the loan is in default. The Compay is in the process of negotiating a solution with the bank.

  On April 20, 1994, The Company purchased approximately 2.20 acres of undeveloped land in Las Vegas, Nevada for $200,000. The Company paid $100,000 cash and the seller carried a note for $100,000 with interest in the amount of 8%, collateralized by the 2.20 acres, principal and interest all being due by April 20, 1995. On June 28, 1995, the Company paid the $100,000 note in full and borrowed $150,000 with interest in the amount of 14%, collateralized by the 2.20 acres, principal and interest all being due June 28, 1996. The note was renewed during June, 1996.

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996, 1995, AND 1994


  The Company, during fiscal year 1995, executed an agreement with Pioneer Citizens Bank for an initial line of credit for $500,000 with a compensating balance in the form of a certificate of deposit. As of March 31, 1995, the Pioneer Citizens Bank line of credit was increased to $1,000,000 with a compensating balance in the form of certificates of deposit in the sum of $1,000,000. Interest on the line of credit is 4.5% per annum. The Company has drawn $825,000 down on the line of credit as of March 31, 1995. During the fiscal year 1996 the Company drew down the balance of the $1,000,000 line of credit. During February, 1996, the Company paid down the line of credit $500,000. The balance of the line of credit was paid off in May, 1996.

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


NOTE 12 - ACCRUED LIABILITIES - OTHER

  The following is a summary of accrued liabilities - other at March 31, 1996 and 1995:

                                       1996      1995

        Accrued Interest               $249,816  $  30,325
        Unearned Rentals                 23,535     46,910
                                       --------  ---------
        Other Accrued Expenses          $303,351  $107,235


NOTE 13- PREFERRED STOCK

  During 1994, the Company amended its Articles of Incorporation authorizing 100,000,000 shares of preferred stock at a par value of $.001 per share.
  On February 4, 1994, the Company issued 600,000 shares at $4.00 per share, or $2,400,000 as additional consideration to purchase the unimproved land in Las Vegas, Nevada (Note 11). The issued shares are designated as series "A" preferred stock convertible, after two years (24 months), to common stock at a guaranteed "bid" price of not less than $4.00 per share. In the event said "bid" price is less than the stated $4.00 at the time in which the shares are offered for conversion, additional common stock shares will be issued to satisfy any shortfall. The preferred shares are non-voting. In addition, C.E.C. Industries Corp. will have an option to purchase 50% of said shares at a price of $8.00 per share.

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996, 1995, AND 1994


  The option exercising period will be for 30 days following the two year
  (24 month) period, but closing of the option will occur within 60 days from the end of the two year period (24 months). On October 12, 1995, the Company entered into a conversion agreement that canceled the 600,000 shares of preferred stock at a par value of $.001 and issued 4,200,000 of new series "B" preferred stock at a par value of $.001, with a redemption value of $.50 per share, at the option of the Company, which has attached
  to the issue one vote   per share, equal in value to one vote of common
  stock and shall pay a cumulative dividend of 10% per year. Each preferred share of Series "B" preferred stock shall have attached a warrant for 1/6 of a share of common stock which shall be exercisable prior to the four (4) year redemption period for a redemption price of $0.20 per share of common stock. If exercised by Holder these warrants will result in the issuance of 700,000 shares of common stock for a price of $.20 per share or a total price of $140,000.

  On April 22, 1994, the Company entered into an agreement with Bio-Sphere Technology wherein the Company issued 125,000 shares of preferred stock for certain medical technology. The agreement called for the Company to form two wholly owned subsidiaries, Microsphere Technology and Islet Transplant Technology, for purposes of pursuing the development of the technology. Subsequent to the issuance of the preferred shares to Bio-Sphere, the Company was notified of an attempted unilateral recision by Bio-Sphere of the agreement with C.E.C. (See Note 8). As a result, the Company wrote down its investment in the medical technology which amounted to $62,500. During 1996, the Company agreed to cancel the agreement with Biosphere Technology, and accordingly, cancel the preferred shares issued.

  On January 18, 1995, the Company entered into an agreement with Lauri Doll Gladstone wherein the company, in exchange for 100% of the outstanding common stock of Sterling Travel, agreed to issue 400,000 shares of preferred non-voting stock, convertible to common stock at a price of $5 per share. The shares are to issued pursuant to an earn-out provision. At this time the preferred shares have not been issued to Lauri Doll Gladstone. Results of operations from Sterling Travel have been accounted for the period starting with March 1, 1995 and ending with fiscal year end 1995. The acquisition was accounted for utilizing the purchase method of accounting. During 1996, the Company rescinded the purchase agreement with Sterling Travel for nonperformance on the agreement. (See Note 12)

  On June 7, 1995, the Company acquired a 24.5% limited partnership interest in Victory Villages Ltd. III that is constructing a 320 unit apartment project generlly known as Victory Village, in exchange for 1,200,000 shares of rule 144 stock in the Company valued at $300,000. The shares are restricted for resale for a period of two years, and 720,000 of the shares are subject to a voting agreement wherein the COmpany directors vote the shares. On June 10, 1995, an Amended and Restated Limited Partnership Agreement of Victory Village Ltd. III Limited Paretnership was executed with Moonridge Development Corp., a wholly owned subsidiary of the Company, in which Moonridge Development Corp. became the 24.5% Limited Partner. (See
  Note 14.)

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996, 1995, AND 1994


  On November 14, 1995, the Company sold 80.5 acres of land in St. George, Utah in exchange for a not in the amount of $1,200,000 that is due November 14, 1999, with interest payable at 10% per annum. The not is collateralized by 2,100,000 preferred shares of the Company's preferred $.001 par value stock, redemalble at $.50 per share.

  During 1995, the Company issued 449,974 shares of S-8 stock for director, employee, and consulting fees. During 1996, the Company issued 3,372,830 shares of S-8 stock for director, employee, and consulting fees as follows:
  1,234,966 shares were issued as consulting fees; 500,000 S-8 shares were options received by certain consultants; 300,000 shares of S-8 stock were R.V. Jones' options and were exercised by the Company and given to him as his construction fee for the Mission Valley Mini Storage project; and the remainder of the S-8 stock was issued to directors, consultants, and employees pursuant to the C.E.C. Industries Corp. 1995 Stock Award Plan. George Matthews received 262,000 shares (See Note 5). Value of the shares issued per the S-8 Registration was the bid price at the time of the issue, ranging from $.56 to $.94 per share.

  On March 28, 1996, the Company issued 8,663,041 shares of voting preferred stock Series "A" par value $.001 and 8,660,000 shares of common stock par value $.05 in exchange for 100% of the common stock of Mid-Nevada Art, Inc., 100% of the common stock of Basia Holding, Inc., and 100% interest in oil and gas leases. The shares were value at $1,361,474, $800,000 and $1,231,250, respectively.

  The transactions with Mid-Nevada Art, Inc., Basia Holding, Inc. and the interest in oil and gas leases were accounted for as a reverse acquisition. The fair value of the identifiable assets and liabilities were the same as their book value. The assets and liabilities of Mid-Nevada Art, Inc., Basia Holding, Inc. and the interest in oil and gas leases were included in the consolidated financial statements as of the close of their fiscal year ended December 31, 1995, and accordingly, did not affect the operating results of the Company for the year 1996. Additionally, there were no operating results during the period January through March, 1996. There were no contingent payments, option, or commitments specified in the acquisition agreement.

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996, 1995, AND 1994


NOTE 14 - SUBSEQUENT EVENTS

  On May 29, 1996, the Company entered into and completed a mutual release and hold harmless agreement with the management of Moonridge Development Corp. And DSM Golf Enterprises, Inc., including Charles McHaffie, its agent, wherein a 100% of the outstanding stock of Moonridge Development Corp. Was issued in exchange for a full release of any and all liabilities and the transfer of the 24.5% limited partnership interest in Victory Village Associates, LTD. III to the Company.

  On June 15, 1996, the Company entered into a purchase agreement with Auto Express, Inc. wherein the Company purchased 100% of the issued and outstanding shares of Auto Express, Inc. The agreement was completed on June 28, 1996. Auto Express, Inc. is involved in the business of transporting vehicles acres the United States for major businesses as well as consumers. The transaction will be accounted for as a purchase.

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

F-24
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

WHETHER OR NOT YOU PLAN TO ATTEND THE ANNUAL MEETING IN PERSON,
PLEASE SIGN THE ENCLOSED PROXY CARD AND RETURN IT AS SOON AS POSSIBLE.

By   Order  of  the  Board  of  Directors,


/s/Gerald H. Levine
Gerald H. Levine
Chief Executive Officer and President

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
           4535 W. Sahara
           Suite 105 13B
           Las Vegas, Nevada  89102

Common     DSM Golf Enterprises, Inc.  1,200,000    7%          720,000(proxy)
           1350 E. Flamingo Rd. #246
           Las Vegas, NV  89119

Common     Wire To Wire, Inc.          1,414,667    9%
           4535 W. Sahara
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

                    All Positions                                Years Served
                    and Offices                                  as Director
Name                With C.E.C.                           Age    Of the Company


Gerald H. Levine    President, Chief Executive
                    Officer & Director                    63     0*
                    & Director
Marie A. Levine     Principal Financial Officer,          49     0*
                    Prinicipal Accounting Officer
                    & Director
Alvin B. Green      Director                              65     0*

Janice E. Smith     Director                              47     0*

Ralph Mann          Director                                     0*

* All Officers and Directors took Office on March 28, 1996.



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


IDENTIFICATION OF EXECUTIVE OFFICERS

        The Company's executive officers are elected annually at the first meeting of the Board of Directors following each annual shareholders meeting. The Company's executive officers as of June 26, 1996, were as follows:

Name           Age      Position

Gerald  H.  Levine 63        President  &   Chief Executive Officer
Marie A. Levine    49        Principal Financial Officer, Principal
                             Accounting Officer & Secretary/Treasurer
P-4

Summary Compensation

        The compensation which the Company paid to the President for services in all capacities and for the fiscal years indicated, was as follows:

Name and Principal Position            Year           Salary     Other

Gerald H.  Levine, President           1996           $0

George Matthews, President             1996           $0

Richard Cope, President                1996           $0

Ronald J.  Robinson, President         1995           $100,000

Donald J.  Stoecklein, Secretary       1995           $100,000

Ronald G.  Stoecklein, Treasurer       1995           $100,000

George A.  Matthews, President         1994           $81,250   $4,800**

George A.  Matthews, President         1993           $55,000

**Company's contribution to the Savings and Protection Plan.




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


Date ___________________________, 1996 Number of Shares________________



Please sign exactly as
your name appears on
your stock certificate(s)
If your stock is issued in             Signature
the names of two or moe                    Print Name Here:
persons, all of them must
sign this proxy.  If signing
in representative capacity,
please indicate your title.
                             Signature
                             Print Name Here:


PLEASE SIGN AND RETURN THIS PROXY PRIOR TO AUGUST 12, 1996.