Form 10-Q
period 1996-12-31
CEC INDUSTRIES CORP
filed 1997-02-24
CIK 54175

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-Q
            Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934.




For Quarter Ended   12/31/96        Commission File Number 1-6203

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

         17,881,795 Common Shares on December 31, 1996

                             INDEX


PART I - FINANCIAL INFORMATION                                Page No.

     Item 1.   Financial Statements

      Balance Sheet as of December 31, 1996 and
        March 31, 1996                                          3

      Statement of Income for the three months
        ended December 31, 1996 and 1995                        4
      Statement of Cash Flows for the three months ended
        December  31, 1996 and 1995                             5-6

      Notes to Financial Statements                             7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation     8

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                9

     Item 2.   Changes in Securities                            9
     Item 3.   Defaults by the Company upon its
               Senior Securities                                9

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                 9

     Item 5.   Other Information                                9

     Item 6.   Exhibits and Reports of Form 8-K                 10

     SIGNATURE                                                  11

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     C.E.C. INDUSTRIES CORP.
                   Consolidated Balance Sheet
                     For the Dates Indicated

                              ASSETS

                                        Dec. 31   March 31
                                           1996            1996


Current Assets                          $   508,127    $  1,292,156

Property, Plant & Equipment                 282,077          59,265

Investments in Undeveloped Land                   0       4,157,528

Other Assets                              9,161,333       5,606,699
                                         ----------     -----------
Total Assets                             $9,951,537      $11,115,648
                                         ==========     ============

                LIABILITIES & STOCKHOLDERS' EQUITY

Accounts Payable                             $497,767  $     441,945

Notes Payable                                 576,285       3,305,529

Line of Credit                                      0         500,000

Other Current Liabilities                     212,894          429,139

Stockholders' Equity                        8,664,541        6,439,035
                                           ----------     ------------
Total Liabilities and Equity               $9,951,537     $11,115,648
                                           ==========     ===========

                    C.E.C. INDUSTRIES CORP.
                Consolidated Statement of Income
                   For the Periods Indicated

                              1996                            1995
                      Quarter        Nine Months       Quarter      Nine Months
                      Ended          Ended             Ended        Ended
                      12/31/96       12/31/96          12/31/95     12/31/95


Income:Royalty        $              $                 $  74,270    $133,963
       Sales                                           1,200,000    1,509,042
       Fees           5,337.944      7,144,257                      60,500
                      -----------    ----------        -----------  -----------
                      $ 5,337,944    $7,144.257        $1,274,270   $1,703,505

Cost of Sales         1,962,929      3,644,029         1,092,381    1,093,544
                      -----------    ----------        -----------  -----------
Gross Profit          $ 3,375,015    $3,500,228        $   181,889  $  609,961


Selling, General and
   Administrative
   Expense            1,377.275      1,898,274         65,701       1,076,409


Other Income and
  Expenses
       Interest
         Income       41,230         82,460            14,341       42,187
       Interest
         Expense      (109,554)      (484,061)         (108,081)    (256,841)
       Other Expenses (3,761)        (23,761)          (145,541)    (173.343)
       Gain or loss on
          Sale of
           Investment (1,195,132)                      27,655       27,655
       Research and
          Development      0              0              -          (63,664)
                      ------------   ------------      -----------  -----------
                      $(1,267,217)   $ (425,362)       $ (211,626)  $ (424,006)


Net Income (Loss) before
   Income Taxes       $    730,523   $1,176,592        $ (95,438)   $ (890,454)
                      ------------   ----------        -----------  -----------

Provision For Income
  Taxes               -                  -                 -            -
                      -------------  ------------      -----------  -----------

Net Income (Loss)     $    730,523   $1,176,592        $ (95,438)   $(932,182)
                      ============   ===========       ===========  ==========

Net Earnings Per Share
   (Schedule 1)       $        0.04  $      0.07       $     0.01   $   (0.11)
                      =============  ===========       ===========  ===========

Dividend per Share    $           0  $         0       $         0 $         0


Sales of Unregistered Securities
(Shs)                 None           None              None         None


                        C.E.C. INDUSTRIES CORP.
                   Consolidated Statement of Cash Flows
                        For the Periods Indicated

                                                           1996                            1995
                                                    Quarter       Nine Months       Quarter         Nine Months
                                                    Ended         Ended             Ended           Ended
                                                    12/31/96      12/31/96          12/31/95        12/31/95
Increase (Decrease in cash and cash equivalents:
Cash flows from operating activities:
 Net loss form continuing operations                $730,523      $ 1,176,592       $   (95,440)    $ (890,455)
                                                    -----------   -----------       ------------    -----------
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation, depletion and amortization           $8,079        $22,191           $      4,229    $     18,781
 Gain on sale of marketable securities                                 0            (306,314)       (306,314)
 Write down long Term Investment                                                         -          3,746
Loss on investment                                          0     20,000
Cancellation of Gain on sale of asset               1,195,132           0
Common Stock issued for professional services               0     204,120
Sources (uses) of cash due to change in current
   assets and current liabilities:
  Decrease (increase) in restricted cash                    0     500,000
  Decrease (increase) in accounts receivable        (170,179)     275,822           33,587          (56,887)
  Decrease (increase) in inventory                  5,000         (14,259)          185,199         181,477
  Decrease (increase) in other current assets       542           27.781            71,453          21,659
  Decrease (increase) in other assets               241.975       306,560           104,197         104,197
  Increase (decrease) in accounts payable           (319,311)     175,245           (55,601)        (49,472)
  Increase (decrease) in accrued liabilities        (63,582)      (335,667)         (71,818)        (49,472)
                                                    -----------   -----------       -----------     -----------
  Total adjustments                                 $897,656      $ 1,178,793       $(35,068)       $(56,596)
                                                    -----------   -----------       -----------     -----------
  Net cash provided by operating activities         $ 1,628,179   $ 2,355,385       $(130,508)      $(947,051)

Cash flows from investing activities:
 Purchase of undeveloped land                                 0             0       (18,035)        (530,237)
 Purchase of securities                             (3,151,644)   (3,151,644)
 Sale of land                                       2,627,161     4,181,346
Excess of purchase price of asset over cost                   0   (30,035)
 Notes Receivable - Related Parties                 (40,781)      (284,760)         1,091,980       1,091,980
 Capital expenditures                               (15,088)      (277,621)                 -       (753)
                                                    -----------   -----------       -----------     -----------
   Net cash provided by investing activities        $(580,352)    $437,286          $1,073,945      $5,60,990

Cash flows from financing activities:
 Note received on sale of land                               0             0        (1,200,000)     (1,200,000)
 Sale of equipment                                  8,800         88,000
 Proceeds from issuance of common stock             271,800       475,920           111,173         1,127,263
 Common Stock issued for real estate
    investment                                            0             0           (70,409)        (383,331)
 Payment on debt                                    (1,412,688)   (3,537,594)               -       (250,000)
 Proceeds from issuance of notes                    85,386        308,350           217,535         1,089,502
 Payments received on notes receivable                            17,000
 Loans to related parties                                         (62,831)
                                                    -----------   -----------       -----------     -----------
Net Cash Flow from Financing Activities             (1,046,702)   (2,790,355)
Net increase (decrease) in cash and cash
   equivalents                                      $1,125 $      2,316             $1,736          $(2,627)
                                                    -----------   -----------       -----------     -----------
Cash and cash equivalents at beginning of
   period                                           $4,467        $3,276            $ 1,023,091     $ 1,027,454
                                                    -----------   -----------       -----------     -----------
Cash and cash equivalents at end of period          $5,592        $5,592            $ 1,024,827     $ 1,024,827
                                                    ===========   ===========       ===========     ===========

                         C.E.C. INDUSTRIES CORP.
                                Schedule I
                        For the Periods Indicated


                            1996                       1995
                     Quarter       Six Months    Quarter      Six Months
                     Ended         Ended         Ended        Ended
                     12/31/96      12/31/96      12/31/95     12/31/95



Earnings (loss)
  per period         $730,523      $ 1,176,592   $ (95,438)   $ (890,454)


Weighted Average
  Number of Common
  Shares             17,018,795    17,018,795    8,754,040    8,106,095


Net Earnings per
  share              $    0.04     $    0.07     $   .01      $   (.11)


Supplemental Schedule of Non-Cash Investing and Financing Activities:

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

In June, 1996, the Company's wholly owned subsidiary, Mid-Nevada Art, Inc., exchanged approximately $1.33 Million in artwork for approximately
$3.5 Million in One World Communications, Inc. Pre-Paid long distance phone cards at $.45 per minute. The Company has re-evaluated the cards at $2.52 Million bringing the Pre-Paid long distance rate to approximately $.33 per minute.

On October 8, 1996, the Company issued 755,000 shares of common stock on Form S-8 for professional services. The shares were valued at $271,800.

In November, 1996, the Company exchanged 17.44 acres of commercial real estate located in Henderson, Nevada for 165,876 shares of Gold Coast Resourses stock with Gold Coast Resourse who also assumed approximately $1.8 million in notes and interest.

In November, 1996, the Company has decided to exercise its option whereas Mid-Nevada Art, Inc. would return the pre-paid calling cards to One World Cards, Inc., and One World Cards, Inc. will return the 31 original artworks to Mid-Nevada Art, Inc. The decision for the return of the calling cards came with the failure of One World Cards, Inc. to activate the prepaid calling cards.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)



1.                   Statement of Information Furnished

  The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contains all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1996, the results of operations for the nine months ended
December 31, 1996 and 1995 and the cash flows for the nine months ended December 31, 1996 and 1995. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 1996 Annual Report on Form 10K.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Quarter Ended December 31, 1996



       The Sales for the nine months ended December 31, 1996 were $7,144,257 compared to sales for the nine months ended December 31, 1995 of $1,703,505. Sales in 1996 consisted of revenues from the sale of the Company's real estate properties, ($5,935,243), revenues from
Auto Express, Inc.  ($1,203,683) and Mid-Nevada Art, Inc.  ($5,321)

       The Company depended on short term financing for its operating expenses during the first, second and third quarters of 1996. Management is seeking acquisitions that would produces a continual cash flow.

       Selling, General and Administrative expenses increased from $1,076,409 in 1995 to $1,898,274 in 1996 due to payment for professional services. The Company issued 652,000 shares of common stock on Form S-8 for professional services valued at $204,120 in the first quarter and issued 755,000 shares of common stock on Form S-8 for professional services valued at $271,800 in the third quarter.

       Interest expense increased form $256,841 in 1995 to $484,061 in 1996 due to accrued interest mainly due to real estate loans.

       The Company posted a loss of $20,000 with it's divesture of Moonridge Development Company. Current management decided it was in the best interest of the Company to divest itself of Moonridge Development Company due to the new managements decision to change the Companys direction, and its determination to avoid the risks associated with Moonridge's construction activities. The Company has maintained its 24.5% interest in the Victory Village III, Ltd., project of 320 apartment units in Henderson, Nevada.

       The proposed plan to spin-off the Company's subsidiary, Custom Environmental International (CEI) had not been completed by the Company's previous management since the announcement dated October 4, 1995. Current management has re-evaluated this spin-off and has decided that the spin-off was not in the best interest of the shareholders and therefore has terminated this transaction.

       In June, 1996, the Company's wholly owned subsidiary, Mid-Nevada Art, Inc., exchanged approximately $1.33 Million in artwork for approximately $3.5 Million in One World Communications, Inc. Pre-Paid long distance phone cards at $.45 per minute. The Company has re-evaluated the cards at $2.52 Million bringing the Pre-Paid long distance rate to approximately $.33 per minute.

       In DecmberMid-Nevada Art, Inc. decided to exercise its option whereas Mid-Nevada Art, Inc. would return the pre-paid calling cards to One World Cards, Inc. and One World Cards, Inc. will return the 31 original artworks to Mid-Nevada Art, Inc. The decision for the return of the calling cards came with the failure of One World Cards, Inc. to activate the prepaid calling cards.

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

       None.

Item 3.              Defaults by the company upon its Senior Securities

       None.

Item 4.              Submission of Matters to a Vote of Security Holders

       On August 21, 1996 the Company held its annual meeting of the shareholders. At that meeting the Company elected new directors for the fiscal 1996. The following were elected as directors: Gerald Levine, Marie Levine, Janice E. Smith, Alvin B. Green, and Gerald Krupp.

Item 5.              Other Information

       None.

Item 6.              Exhibits and Reports on Form 8-K

       A Form S-8 was filed on May 30, 1996, issuing 762,136 shares of common stock for payment of professional services.

       A Form 8-K was filed on June 21, 1996, to report changes in control of he Company with new officers and director. Also reported was the change in the company's certified accountant from Deloitte & Touche LLP to William L. Clancy, CPA. Also reported was the resignation of Charles McHaffie as a director of the Company.

       A Form 8-K was filed on June 27, 1996, to report the acquisition of Auto Express by the company.

       A Form 8-K was filed on June 28, 1996, to report the Exchange Agreement between Mid-Nevada Art, Inc., a wholly owned subsidiary of the Company, and One World Cards.

       A Form 8-K was filed August 26, 1996, to report the new Board of Directors.

       A Form S-8 was filed on October 8, 1996, issuing 755,000 shares of common stock for professional services.

       A Form 8-K was filed on November 11, 1996, to report the exchange agreement between O.T.S. Holdings, Inc. and C.E.C. Industries Corp. This 8-K was also used to report the resignation of the following Directors:
George A.  Matthews, Donald J.  Stoecklein and Ronald G.  Stoecklein.

       A Form 8-K was filed on November 29, 1996, to report the cancellation of the spin-off of CEI.

       A Form 8-K was filed on December 3, 1996, to report on the new evaluation of the coal and timber reserves owned by it wholly owned subsidiary, Basia Holding, Inc.

       A Form 8-K was filed on December 3, 1996, to report on the Mutual Release and Hold Harmless agreement signed by the Company and Moonridge Development Corp. and DSM Golf Enterprises.

       A Form 8-K was filed on January 21, 1997, to report on the sale of the Company's 17.44 acres of vacant land in Las Vegas, Nevada to Gold Coast Resourses.

                            SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   C.E.C. INDUSTRIES CORP.



January 19, 1997                By:       /s/ Gerald Levine
                                   Gerald Levine, President and
                                   Chief Operations Officer


January 19, 1997                By:       /s/ Marie A. Levine
                                   Marie A.  Levine
                                   Principal Financial and
                                   Accounting Officer