Form 10-K
period 1997-03-31
CEC INDUSTRIES CORP
filed 1997-08-13
CIK 54175

SECURITIES AND EXCHANGE COMMISSION
       Washington, D.C.  20549

             FORM 10-K

[X]   ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)OF  THE
SECURITIES EXCHANGE  ACT OF 1934

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
SECURITIES  EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 1997

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

     The aggregate market value (the average bid and asked prices) of the voting stock held by non-affiliates of the registrant on March 31, 1997, was approximately
$3,257,184.  The number of shares of Common Stock, $0.05
par value, outstanding on March 31, 1997, was 17,736,795 shares, held by approximately 1704 shareholders.

PART I

ITEM 1.   BUSINESS

(a) General

     C.E.C. Industries Corp. is a Nevada corporation with principal and executive offices located at 23 Cactus Garden Drive, F-60, Henderson, Nevada 89014, telephone
(702) 893-4747. C.E.C. Industries Corp. and it's consolidated subsidiaries are referred to as either C.E.C. or the "Company." C.E.C. is engaged in several unrelated businesses through its primary subsidiaries, Custom Environmental International, (hereinafter referred to as "CEI"), (carbon reactivation technology), Mid-Nevada Art,
Inc. (hereinafter referred to as "Mid-Nevada Art"), (art collection), and Basia Holding, Inc. (hereinafter referred to as "Basia"), (holds title to 9,000 acres of land and mineral leases in Tennessee). The Company also has methane gas interests in Alabama (hereinafter referred to as "Atlas
Methane Leases") and a 24.5% interest in Victory Village Associates Limited III (hereinafter referred to as "Victory Village"), (320 unit multi-family project in Henderson, Nevada). The Company's current organization was accomplished through a merger and acquisition program during the last two fiscal years ended March 31, 1997, and continuing through the present.

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

     C.E.C.'s primary business had been the manufacture
and sale of minerals processing equipment through its wholly-owned subsidiary, "CEI" formerly Custom
Equipment Corporation. Custom was a pioneer in the development of custom gold processing equipment in the
early   to   mid-1980's, thus,  business  was very  profitable.
However, as gold prices declined after the early 1980's, fewer gold plants were built, more competitors entered the market, and Custom's business was negatively impacted.
The Company attempted to   use  its  expertise  and
know-how to develop the carbon reactivation furnace technology in the water treatment industry, but the continued losses in the metallurgical business caused a capital drain necessitating other measures. Custom Environmental International became the renamed subsidiary to carry on the efforts, building a new prototype
carbon furnace still in the development stage.   The
metallurgical equipment business  was  sold  in fiscal year
1991.

     A spin-off of CEI was proposed in late 1995, however, on August 5, 1996 the Board of Directors had a formal meeting regarding the proposed spin-off (previously filed in the 8-K of October 4, 1995) of the Company's subsidiary C.E.I. Due to the fact that the prior Board of Directors did not complete the spin-off of C.E.I. and the documentation regarding this spin-off is not included in the official books and records of the Company, the current
Board of Directors has decided that the spin-off of C.E.I. is not in the best interests of the Company or it's shareholders and has terminated all spin-off plans for C.E.I. at this time.

     In  September  1993,  the  Board  of  Directors  of
C.E.C considered expanding the Company's business into opportunities outside of the carbon reactivation furnace technology business, and thus caused several new directors with real estate expertise to join the C.E.C. board. The intent being to develop land owned by the Company in St.
George, Utah as well as  other properties to be acquired.

     The Company formed Moonridge Development
Corp. as a wholly-owned subsidiary on February 24, 1994
(hereinafter referred to as "Moonridge"), to develop the Company's property and subsequently other parcels of property. In 1995, Moonridge acquired a General
Contractor License and began development of a 320 unit multi-family complex in Henderson, Nevada. After much discussion regarding the liability of such a project, the Board of Directors on June 10, 1996, signed a Mutual
Release and Hold Harmless Agreement with Moonridge
Development Corp., DSM Golf Enterprises, Inc.  and
Charles McHaffie. This agreement released the Company's interest in Moonridge Development Corp. However, the
Company regained title to all the lands owned by Moonridge and retained its 24.5% interest in the Victory Village
Associates Limited III, a 320 unit multi-family HUD project in Henderson, Nevada.

     In the fourth quarter of 1995, the Company acquired Sterling Travel, and the revenues and expenses thereof from February 28, 1995 to March 31, 1995, were included in the revenues and expenses for fiscal 1995. Pursuant to the terms and conditions of the agreement with the 100% owner of Sterling Travel, the Company was purchasing the travel Company for 400,000 shares of preferred stock of the Company, at a valued price of $5 per share, convertible to common stock, with a total value of $2 million. In the event that in two years, the price of the stock of the Company was not valued at $5 per share, then in that event the Company was required to off set the difference with the issuance of additional shares of common stock. According to the agreement, the preferred stock was to be issued according to an earn out schedule based upon revenues earned by Sterling Travel. However, Sterling Travel did not receive the revenue projections as initially anticipated, and the preferred stock was not issued, and the transaction was canceled.

     On March 28, 1996, the Company entered into an agreement whereby the Company issued 8,660,000 shares of common restricted voting stock and 8,663,041 shares of preferred voting stock of the company in exchange for 100% of the issued and outstanding common shares of Basia
Holding, Inc., a Tennessee Corporation holding title to 9,000 acres of land and 100% of the issued and outstanding shares of Mid-Nevada Art, Inc., and 100% of Atlas Methane fully paid leasehold interests which leasehold interests include approximately 13,500 acres located in the Black Warrior Basin area of Alabama. The
March 28th agreement further required the resignation of three of the Company's directors.

       On May 10, 1997, the Company entered into an agreement to sell approximately 8.5 acres of land on Russell Road in Las Vegas, Nevada. With the conveyance of this land the Company reduced its indebtedness by $1,735, 185 on existing loans and also received a six month extension with an option for an additional six months and other considerations on the existing loans on the Company's 15 acres of land in Las Vegas.

     On June 15, 1996, the Company entered into a Stock Exchange Agreement to acquire 100% of the issued and outstanding stock of Auto Express, Inc., a Colorado Corporation involved in the transportation of automobiles nationwide. The Company subsequently became aware of material misrepresentations as well as undisclosed liabilities made by Auto Express, Inc. In light of the material nature of these issues, C.E.C. Industries Corp. has determined that it was in the best interest of the Company and its shareholders to rescind the transaction.

     On June 27, 1996 the Company entered into an
Exchange Agreement with One World Cards, Inc. &
Bruce Perlowin its President for 278 - $10,000.00 pre-paid long distance calling cards at a rate of approximately $0.45 per minute or better and an expiration date of five (5) years from the date of closing in exchange for 18 original art works by Sky M. Jones.
These paintings have an appraisal value of $2,779,700.00 and are owned by the Company's wholly owned subsidiary Mid-Nevada Art.

     Also on June 27, 1996 the Company entered into an Exchange Agreement with One World Cards,
Inc. & Bruce Perlowin its President for 3 - $100,000.00 at a rate of approximately $0.45 per minute or better with no expiration date and 45 - $10,000.00 pre-paid long distance calling cards at a rate of approximately
$0.45 per minute or better with an expiration date of five (5) years from the date of closing in exchange for 12 original art works by Sky M. Jones with appraisal books and appraisals totaling $750,000.00 owned by the Company's wholly owned subsidiary Mid-Nevada Art.
Mid-Nevada Art, Inc.  exercised its option wherein
Mid-Nevada Art, Inc. returned the pre-paid calling cards to One World Cards, Inc. and One World Cards,
Inc. returned the 31 original artworks to Mid-Nevada
Art, Inc. The decision for the return of the calling cards was the result of the failure of One World Cards, Inc. to fully activate the prepaid calling cards.

     On December 6, 1996, the Company signed an exchange agreement to sell it's interest in 17.44 acres of vacant land in Las Vegas, Nevada for 165,876 free trading shares of Synfuel Technologies, (OTC SNFL) trading at approximately $20.00 per share. On March
31, 1997 Gold Coast Resources assumed the existing mortgages of approximately $1,800,000.

(b) Information About Industry Segments.

     The Company is currently engaged in four main businesses; real estate investment (Victory Village); carbon furnace development ("CEI"); mineral rights development ("Atlas Methane" and "Basia Holding") and investments in art ("Mid-Nevada Art"). Information regarding the Company's reportable business segments is set forth in Item 1( c) and Note 9 to the Financial Statements. The Company is not involved in mining operations, and, accordingly, no revenues are generated therefrom.

( c) Narrative Description of Business.

Victory Village Associates Limited III

     320  Unit   Multi-Family Project to be built  -
Henderson, Nevada. In June, 1995, the Company acquired a 24.5% interest in a 320 unit apartment project generally known as Victory Village, in exchange for 1,200,000 shares of Rule 144 stock, with a simultaneous two-year restriction. The project is located in Henderson, Nevada near the intersection of Lake Mead Blvd. and Boulder Highway. The City of Henderson issued bonds to facilitate the financing on the project, with HUD, (Department of Housing and Urban Development) insuring the construction and permanent loan in the sum of $16,442,400,
at 6.38% interest, and due in 40 years, which loan was recorded in June of 1995 against the approximate 17.72 acres. The Majority of the construction on the project has been completed and certificates of occupancy have been issued. The company's investment in Victory Village was collateralized by a pledge of preferred stock owned by the project manager.

Atlas Methane Gas Interests

     The Company owns 100% of 13,500 acres of leasehold interest located in the Black Warrior Lagoon area of Alabama, containing methane reserves.

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

     The  ability  of  the Company to market oil and gas
will depend on numerous factors  beyond  the control  of
the Company, the effect of which factors  cannot  be
accurately  predicted  or  anticipated.  Some  of  these
factors include   the   availability  of  other domestic and
foreign production, the marketing of competitive fuels, the proximity and capacity of pipelines, fluctuations in supply and demand, the availability of a ready market, the effect of the federal and state regulation of production, refining, transportation and sales, and general national and worldwide economic conditions.

Basia Holding, Inc.

     Basia Holdings holds title to 9,000 acres of land Grundy County, Tennessee, pursuant to a conveyance from Alpine Development Co., a Florida corporation, known as O
& F Tennessee Land; and is in part of what is locally referred to as the Southern Field of the Tennessee coalfield.

     The  Company currently does not have the means,
nor the intention in the near future to attempt to develop and or mine the coal property. The Company is seeking a buyer or a joint venture partner for the coal reserves. The ability of the Company to market the coal will depend on numerous factors beyond the control of the Company, the effect of which factors cannot be accurately predicted or anticipated. Some of these factors include the accessibility
of the material,  the availability   of   other   domestic  and
foreign   production, environmental  issues in both the
region where the materials are located and other regions where competitive materials are located, fluctuations in supply and demand, the availability of a ready market, the effect of the federal and state regulation of production, transportation and sales, and general national and worldwide economic conditions.

Mid-Nevada Art, Inc.

     Mid  Nevada  Art, Inc. is a wholly owned subsidiary
of  CEC  with assets  of $1.7 million, which assets are made up of $1.7 million in appraised artworks by Sky M. Jones, a noted American artist. Sky Jones is a painter from the
American West, born October  3, 1947 in Salt Lake City,
Utah. He graduated with a bachelor degree in Art from the University of Utah in 1971. He has written books on Art and
Life. Jones deals in Multiple Imagery, that is, layers upon layers of 3D forms overlaid and interwoven. Sky Jones
originals  have  been  in  the  private  collections   of   Queen
Elizabeth, Governor Michael Dukakis, the late Lucille Ball, and Mohammed Ali to name a few. He has created various movie posters including Star Trek, the Never Ending Story, Final Countdown, etc. Limited edition prints and paintings by Sky Jones have been collected by or displayed in museums, corporations and galleries world wide. Prior to 1985 he used the name of Michael Whipple.

Custom Environmental International

     Custom Environmental International, ("CEI") is engaged in the business of development and implementation of a patented carbon reactivation furnace. CEI developed a cost effective vertical kiln used for the recovery of gold.
Production models were sold throughout the world. CEI has gained valuable field experience which has lead to improved models.

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


Executive Offices

      C.E.C.'s executive offices are located at 23 Cactus
Garden Drive, F-60, Green Valley, Nevada 89014.


PATENTS

     C.E.C. had obtained certain patents for its low temperature furnaces developed by CEI and used in regenerating carbon.

EMPLOYEES

     On April 1, 1996 the Company signed an agreement with WWW Consulting, wherein, WWW Consulting would provide the Company with management and personnel and other qualified technical and office personnel as required.
The Company agreed on the following monthly compensation to be paid in cash or stock in the Company for services rendered: Gerald Levine $8,500 per month; Marie
Levine $8,500 per month; misc. office personnel at varying rates depending on services needed.


ITEM 2.   PROPERTIES

     Principal and Executive Offices. C.E.C. leases
2,622 square feet of office space for its executive offices at 23 Cactus Garden Drive, F-60, Green Valley, Nevada
89014.

     320 Unit - Victory Village Apartments. A general discussion of the 320 unit Victory Village project is included under Item 1(c), "Narrative Description of Business", "Operations". During June 1995, the Company acquired a 24.5% interest in the Victory Village III, Ltd. partnership utilizing Rule 144 restricted common stock of the Company valued at $700,000. A $16,442,400 loan was recorded against the approximate 17.72 acres providing the construction financing for the project. The project was completed in early 1997 and certificates of occupancy have been obtained.

     Basia Holding, Inc. A general discussion of the Basia Holding are included under Item 1(c),"Narrative
Description of Business", "Operations". Basia Holding holds title to 9,000 acres of land in Grundy County, Tennessee known as O & F Tennessee land; and is in part of what is locally referred to as the Southern Field of the Tennessee coalfield.

     Atlas  Methane Gas Interests. A general
discussion of the Atlas Methane holdings are included under Item 1(c), "Narrative Description of Business", "Operations". The Company owns 100% of 13,500 acres of leasehold interest located in the Black Warrior Lagoon area of Alabama, containing methane gas reserves.

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

ITEM 3.   LEGAL PROCEEDINGS

     Fernando Aldecoa, et. al. v. Softpoint, Inc., United States District Court, Southern District of California, Case Number 951654H(LSP) was instituted in October, 1995.
The Principal parties included Softpoint, Inc., Robert Cosby, C.E.C. Industries, Inc., George Matthews, Ron Robinson,
Ron Stoecklein, and Don Stocklein. The action pertains the allegations made by certain Softpoint shareholders that the defendants materially misrepresented, or allowed certain misrepresentations to occur, which were relied upon by the plaintiffs in purchasing their stock in Softpoint. The only relationship between the plaintiffs and the Company is that the Company was attempting a merger with Softpoint, which merger was not completed. Further, one of the past directors of the Company was a past president of Softpoint, Inc.; however the dual relationship existed after the merger termination. The plaintiffs are seeking an unknown damage, which must be established upon determining liability, if any. Because the Company and its outside counsel, are of the opinion that the Company has no exposure in the litigation, the Company is not aware of any governmental authority which has interest in the matter from the standpoint of the Company. The Company, through its independent counsel has filed a motion to have the case dismissed against the Company, which motion will be heard by the Federal Court on September 22, 1997.

     Medera Component Systems, Inc.  v.  Prime
Construction, Inc. et. al., Nevada Federal District Court Case Number 596-01105 was instituted on November 27,
1996.  The principal parties include Moonridge
Development Corp., as well as C.E.C. Industries Corp. The action alleges that the Company entered into an indemnity agreement with Medera Component Systems, in relation to the use of Medera's roof trusses on the Victory Village project. The Company has filed a cross complaint alleging that no contract was entered into nor did the Company ever elicit any indemnity agreement. The Company is strongly responding to the litigation and believes that a judgment will be rendered in their favor. The case is in the discovery stage. A provision in the agreement wherein the Company invested in the Victory Village project, contained an indemnification in favor of the Company collateralized by preferred stock. In the event of a loss, the Company is in a position of offset against the value of the preferred stock.


ITEM 4.   SUBMISSION OF MATTERS TO A
VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the Company's fiscal year ended March 31, 1997.


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

                         1997                1996
                    High      Low       High      Low

     1st Quarter    $.53125   $.15625   $1.00     $ .5625
     2nd Quarter     .62       .30        .71875    .125
     3rd Quarter     .785      .44        .3125     .1875
     4th Quarter     .51       .185       .3125     .15625

     No  dividend  was  declared or paid by the
Company during fiscal year 1997 or 1996. A decision to pay dividends in the future will depend upon the
Company's profitability,  need  for liquidity   and  other
financial  considerations.    There   are approximately 1704
shareholders of the 17,736,795 outstanding shares, as of March 31, 1997.

ITEM 6.   SELECTED FINANCIAL DATA

                             1997           1996           1995            1994          1993
Revenue from continuing
   operations                $5,937,779     $ 1,276,068    $87,501         $142,238      $  137,316

Revenue from discontinued
    operations               1,166,573      1,187,208                      0             0                    0

Net income (loss) from
   continuing operations     $1,102,673     $(970,803)     $(1,809,381)    $(296,992)    $1,838

Net gain/ loss from
   Discontinued operations   (49,935)       (312,510)      (17,170)        0             0

Gain/loss per common share:
   Continuing operations     .05            (0.09)         (1.22)          (0.19)        0.00
   Discontinued operations   .01            (0.03)         0.00            0.00          0.00

Total Assets                 $7,662,230     $11,115,648    $ 6,274,983     $6,094,026    $2,116,918

Long term obligations        0              0              0               0             0

Cash dividends per
     common share            0              0              0               0             0

ITEM 7.   MANAGEMENT'S   DISCUSSION  AND ANALYSIS  OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and the notes thereto.

Overview

     The company has continued to go through major transitions pertaining to direction and continued operations.
During fiscal 1997, the Company earned revenues primarily through the sales of its commercial real estate properties with other income from royalty and sales of services from Mid-Nevada Art..

     Moonridge Development Corp. The Company
divested itself of all interest to Moonridge Development Corp. in June of 1996 regaining all interest in properties located in Las Vegas, Nevada, (approximately 25 acres of commercial real estate which was sold in the second and third quarters of 1996) and 24.5% interest in Victory Village Associates Limited III (320 unit apartment project in Henderson, Nevada, which is completed and has received certificates of occupancy.

     On May 10, 1996, the Company entered into an agreement to sell approximately 8.5 acres of land on Russell Road in Las Vegas, Nevada. With the conveyance of this land the company reduced its indebtedness by $1,735,185 on existing loans and also received a six month extension with an option for an additional six months and other consideration on the existing loans on the Company's 15 acres of land in Las Vegas, which was subsequently sold.

     On December 6, 1996, the company signed an exchange agreement to sell it's interest in 15 and 2.2 acres of vacant land in Las Vegas, Nevada for 165,876 free trading shares of Synfuel Technologies, (OTC SNFL) trading at approximately $20.00 per share on March 31, 1997 The existing mortgage on the property of approximately
$1,800,000 was assumed by the buyer.

     CEI. The Company, through its subsidiary, CEI, continued to incur expenses related to the carbon reactivation furnace. The spin off that was announced in October of 1995 was never completed and the Board of Directors decided that the spinoff of CEI was not in the best interest of the Company or it's shareholders and the Company terminated all spin off plans at this time.

     Basia Holdings, Inc. The Company holds title to approximately 9,000 of land in Tennessee through its wholly owned subsidiary, Basia Holdings, and 13,500 acres of methane gas leases in Alabama. The Company has not developed these assets at this time.

     Mid-Nevada Art, Inc. continues to generate revenues from its broadcasting services. The company also entered into an Exchange Agreement with One World Cards, Inc.
for the purchase of 31 art works by Sky M. Jones for approximately $3.5 Million in pre-paid calling cards at a rate of $.45 per minute.. Mid-Nevada Art exercised its option wherein Mid-Nevada Art returned the pre-paid calling cards to One Wold Cards, Inc. and One World Cards, Inc. returned the art works to Mid-Nevada Art, Inc. The decision for the return of the calling cards was the result of the failure of One World Cards, Inc. to fully activate all of the prepaid calling cards.

     Auto Express, Inc. On June 15, 1996, the company entered into a Stock Exchange Agreement to acquire 100% of the issued and outstanding stock of Auto Express, Inc., a Colorado Corporation involved in the transportation of automobiles nationwide. The Company subsequently became aware of material misrepresentations as well as undisclosed liabilities made by Auto Express, Inc. In light of the material nature of these issues, the Company has determined that it is in the best interest of the Company and its shareholders to rescind the transaction.

Liquidity and Capital Resources

     Cash requirements of C.E.C. have been met by funds provided from (a) royalty income; (b) sale of developed and undeveloped land; and borrowing. The ratio of current assets to current liabilities at March 31, 1997 was 5 to 1 compared to .27 to 1 at March 31, 1996.

     The working capital of the Company as of March
31, 1997, was $2,473,765. The working capital at March 31,
1996 was $773,070.

     Cash was $786 at fiscal 1997 year end versus
$3,276 at fiscal 1996 year end.

Analysis of Operating, Investing and Financing Activities
During 1997.

     During 1997, the Company reduced its restricted cash by $500,000 and paid down its credit line by the same amount. Accounts Receivable decreased by $543,566 as a result of collections by its construction subsidiary. Inventory decreased by $4,157,528 as a result of the sale of developed and undeveloped land. Reductions on Notes Receivable -
Related Parties amounted to $1,217,000, while Accounts Receivable - Related Parties increased by $220,635.
Accounts Payable, Payroll Taxes, and Other Accrued
Liabilities decreased by $631,166 as a result of increased cash flows.

During 1997, the Company paid an additional $2,410,480 on its debt in addition to the $500,000 paid on its line of credit for a total reduction of $2,910,480. The reduction was possible by the sale of developed and undeveloped land sales during 1997. Additionally, the Company reduced its debt to related parties by $203,429.

Significant Customers

     The Company had a principal customer which accounted for approximately 84% of its total revenue in land sales.


Borrowing Activities

During the past three years, the Company's operations and investing activities have been financed extensively from borrowings. Borrowings have been approximately $0, $207,000 and $1,100,000 in fiscal years 1997, 1996 and
1995, respectively.

     Fiscal 1996. During fiscal 1996, the Company repaid 50% of the $1,000,000 line of credit from Pioneer
Citizens Bank, and as of the date of this report, approximately $10,000 in accrued interest is owed on the loan as of March 31, 1997. Also during fiscal 1996, the Company borrowed private money in the approximate amount of $199,900 for the purpose of funding the Company's construction activities through Moonridge
Development Corporation. Subsequent to year end, the Company eliminated approximately $3,935,000 of debt in the sale of its 7.28 acre mini-warehouse project. Of the $3 million dollar loan with Bank of America, included in the $3,935,000 amount, only approximately $600,000 had been drawn down by the Company's construction division for purposes of constructing the mini-warehouse project.

     Fiscal 1995. During fiscal 1995, the Company drew down on a $1,000,000 line of credit from Pioneer Citizens Bank. Also during 1995, the Company entered into a construction loan agreement in the sum of $3,000,000 with Bank of America, for the construction of its mini-storage facility in Las Vegas, Nevada. The collateral for the Bank of America loan was a 7.28 acre parcel of property upon which the Company is building its mini-storage facility. These loans were both retired in Fiscal 1996-1997. (See Above.)


Results of Operations

Fiscal Year 1997 Compared to Fiscal Year 1996

     Revenues.  The Company's revenues increased
365% from $1,276,068 in 1996 to $5,937,739 in 1997.
Revenue increases were attributable primarily to increases in sales of development property in the amount of $5,937,779 in 1997 as compared to $1,200,400 in 1996, and a decrease in royalty income from $75,668 to $1,414.

     Selling, General and Administrative Expenses.
The Company's selling, general and administrative expenses decreased 18% from $1,012,538 in 1996 to $853,954 in 1997, a decrease of $158,584. Selling,
General and Administrative Expenses (S,G&A) net decreases were primarily attributable to management's decisions to reduce personnel and salaries and wages from $191,692 in 1996 to $0 in 1997, a decrease of $191,692, directors fees and expenses from $1,075 in 1996 to $0 in 1997, a decrease of $1,075, research and development from $64,090 in 1996 to $0 in 1997, a decrease of $64,090, consulting expenses $449,079 in 1996 to $358,175, a decrease of $90,904, legal, accounting and auditing from $37,094 in 1996 to $289,696 in 1997, an increase of $252,602, and other selling, general and administrative expenses from $268,908 in 1996 to $206,083 in 1997, a decrease of
$62,825.

     Interest Expense. Interest expense for the Company increased 32% from $354,923 in 1996 to $468,129 in 1997. The substantial increase was the result of borrowings by the Company to finance its inventory of developed and undeveloped land.

     Other Income and Expense. Other income and expense for the Company increased from $21,747 in 1996 to $224,655 in 1997. The income for 1997 was from miscellaneous sources.

     Gain or Loss on Sale of Assets. Gain or loss on sale of assets for the Company decreased from an income of $91,812 in 1996 to a loss of $28,160. The loss in 1997 was the result of loss on the sale of office furniture and equipment.

     Loss from Discontinued Operations.  The
Company discontinued the operations of Moonridge
Development Corp. by sale on May 31, 1996. No results of operations were reported during the fiscal year 1997 and the results of operations for fiscal 1996 and 1995 were restated accordingly.
Additionally, the Company acquired Auto Express, Inc.
during June, 1996 and discontinued its operations during January, 1997, reporting a loss from discontinued of $49,935.

     Gain on Disposal of Discontinued Operations.
The Company reported a gain from the disposal of Moonridge Development Corp. in the amount of $301,795 and Auto Express, Inc. in the amount of $49,935. The operations of both companies required more cash outlay to finance its operations than was deemed prudent by the Company.



Fiscal Year 1996 Compared to Fiscal Year 1995


     Revenues. The Company's revenues increased
1463% from $87,201 in 1995 to $1,276,068 in 1996.
Revenue increases were attributable primarily to increases attributable to sales of development property in the amount of $1,200,400 in 1996 as compared to $0 in 1995, and an increase in royalty income from $19,278 to $75,668. Additionally, commission and affiliation income decreased to $0 from $68,223 in the prior.

     Selling, General and Administrative Expenses. The
Company's selling, general and administrative expenses decreased 15% from $1,428,721 in 1995 to $1,012,538 in
1996, a decrease of $416,183. Selling, General and Administrative Expense (S,G&A) net increases were primarily attributable to managements decisions to reduce personnel and salaries and wages from $191,692 in 1995 to $242,345 in 1996, a increase of $50,653, directors fees and expenses form $54,009 in 1995 to $1,075 in 1996, a decrease of $52,934, bad debt expense from $39,153 in 1995 to $0 in 1996, a decrease of $39,153. However, research and development expenses increased from $3,358 in 1995 to $64,690 in 1996, an increase of $61,332, consulting expenses decreased from $329,561 in 1995 to $449,079, an decrease of $119,518, and other selling, general and administrative expenses decreased from $234,318 to $206,083, an decrease of $28,235.

     Other Income and Expense. Interest and dividend income for the Company increased 122% from $45,212 in 1995 to $100,508, an increase of $55,296. The substantial increase was in interest income and was due to an increase in notes receivable during the year 1996.

     Interest Expense. Interest expense for the Company increased 104% from $255,156 in 1995 to $354,923 in 1996, an increase of $99,767. The substantial increase in interest expense was the result of borrowings by the Company to facilitate expansion, primarily in the area of real estate development.

     Other Income and Expense. Other income and expense for the Company increased from an expense of $209,450 in 1995 to an income of $21,747 in 1996. The expense for 1995 was the result of loan extension fees and related expenses. The income for 1996 was from miscellaneous sources.

     Gain or Loss on Sale of Assets. Gain or loss on sale of assets for the Company increased from an expense of $46,198 in 1995 to an income of $91,812. The expense was the result of the further write down of the investment in Logos International, Inc. in 1995. The income for 1996 was the result of a gain on the sale of oil and gas interests.

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


ITEM 8.   FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA

     See Financial Statements and Financial Statement
Schedules appearing on  F-1 to F-27  of this Form 10-K
Annual Report.


ITEM 9.   CHANGES IN AND DISAGREEMENTS
          WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL
          DISCLOSURE

NONE.


              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE
OFFICERS OF THE REGISTRANT

The Directors and Officers of the Company are as follows:

Name and Address              Age            Position Held

Gerald H.  Levine             64             Chairman of the Board, Director
23 Cactus Garden Drive, F23                  Chief Executive Officer,
Henderson, Nevada 89014                      President

Marie A.  Levine              50             Principal Financial Officer,
23 Cactus Garden Drive, F23                  Director, Principal Accounting
Henderson, Nevada 89014                      Officer, Secretary/Treasurer

Alvin B. Green                67             Director
16601 Ventura Blvd.
Encino, California 91436

Janice E.  Smith, Esq.        49             Director
23 Cactus Garden Drive, F23
Henderson, Nevada 89014

Gerald Krupp                  68             Director
16601 Ventura Blvd.
Encino, California 91436

     Gerald H.  Levine is Chairman of the Board, Chief
Executive Officer and President of C.E.C. Industries Corp.
Mr. Levine attended from John Carroll University,
Cleveland, Ohio, with a degree in Business Administration.
Mr. Levine was Executive Vice President of Lincoln
Automotive and Lincoln Bearing form 1955 to 1970.  Form
1970 to 1979 he was President and Chief Operations Officer of Cle-Ware Industries which purchased Rayco Industries building sales to over 90 Million and employing 3,000 workers. From 1979 to 1988, Mr. Levine operated Centrun
Consulting Corp. Working with companies seeking merger partners. In 1988, Mr. Levine became President of On
Target Sports Selections, a computerized Line Service.  In
November of 1990, On Target Sports completed a reverse merger with American Jet Holdings, Inc., later changing the name of the corporation to O.T.S. Holdings, Inc.

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

     Janice E.  Smith is a Director of C.E.C. Industries
Corp.  Ms. Smith is practicing Bankruptcy and Trust
Planning law in the Las Vegas area.

     Gerald Krupp is a Director of C.E.C. Industries
Corp.  Mr. Krupp practices Business Law in California.

ITEM 11.  EXECUTIVE COMPENSATION

     The Compensation which the Company paid to the President for services in all capacities and for the fiscal years indicated, was as follows:


Name and Principal Position             Year    Salary              Other

Gerald H.  Levine, President            1997    $102,000(1)

Gerald H.  Levine, President            1996    $0

George Matthews, President              1996    $156,500

Richard Cope, President                 1996    $0

Ronald J.  Robinson, President          1995    $100,000

Donald J.  Stoecklein, Secretary        1995    $100,000

Ronald G.  Stoecklein, Treasurer        1995    $100,000


Company's contribution to the Savings and Protection Plan.

(1) On April 1, 1996 the Company signed an agreement with WWW Consulting, wherein, WWW
     Consulting would provide the Company with management personnel and other qualified technical and office personnel as required.


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

          Gerald H. Levine
          Marie A. Levine
          Alvin B. Green
          Janice E. Smith
          Gerald Krupp

EMPLOYEE BENEFIT PLAN

     Effective  February,  1996, the Savings  and
Protection  Plan (the "Savings Plan") was terminated by
C.E.C. Management Corp.

1987 NONQUALIFIED STOCK OPTION PLAN

     The  Company's 1987 Nonqualified Stock Option
Plan  (the "NSOP") was terminated in 1996


ITEM 12.  SECURITY OWNERSHIP OF
          CERTAIN BENEFICIAL OWNERS
          AND           MANAGEMENT

BENEFICIAL STOCK OWNERSHIP

     The following table sets forth, as of March 31, 1997, Common Stock ownership of (1) the directors of the Company, (2) the only persons known to management to be the beneficial owners of more than five percent of the Common Stock of the Company, and (3) the Company's directors and officers as a group:

                                      Amount and               Options
                                      Nature of                or Other
Title of  Name and Address            Beneficial     Percent   Beneficial
Class     of Beneficial Owner(1)      Ownership of   Class     Owners(2)(3)


Common    Gerald H. Levine            0              0%

Common    Marie A. Levine             0              0%

Common    Alvin B. Green              30,000         .0017%

Common    Gerald Krupp                10,000         .00056%

Common    Janice E. Smith             0              0%

Common    O.T.S. Holdings, Inc.       7,298,173      .4114%
          4535 W. Sahara,
          Suite 105 13B
          Las Vegas, Nevada 89102

Common    DSM Golf Enterprises, Inc.  1,200,000      .0676%    720,000(proxy)
          1350 E. Flamingo Rd. #246
          Las Vegas, NV  89119

Common    Wire To Wire, Inc.          308,667        .0174%

Common    Directors and Officers      40,000         .0022%
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

     None.


ITEM 13.  CERTAIN RELATIONSHIPS AND
RELATED TRANSACTIONS

(a) Transactions with Management and Others.

Management Transactions

     Gerald Levine, President and Director of the
Company is also the President and Director of O.T.S.
Holdings, Inc. and President and a Director of Wire to Wire, Inc. dba WWW Consulting.

     Marie A.  Levine, Secretary and Director of the
Company is also the Secretary and a Director of Wire to Wire, Inc. dba WWW Consulting.

Loans Made to the Company by, or Guaranteed by Affiliates

     The Company has borrowed $207,000 from WWW
Consulting, with an interest rate of 10% per annum.

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


ITEM  14. EXHIBITS, FINANCIAL STATEMENT
          SCHEDULES AND  REPORTS ON
          FORM 8-K

(a) Documents filed as part of this Report

     1. Financial Statements:

     Independent Auditors' Report                               F-1
     Consolidated Balance Sheets at March 31, 1997 & 1995       F-2 & F-3
     Consolidated Statements of Operations for the years ended
          March 31, 1997, 1995 & 1994                           F-4
     Consolidated Statements of Stockholders' Equity for the
          years ended March 31, 1997, 1995, and 1994            F-5
     Consolidated Statements of Cash Flows for the years ended
          March 31, 1997, 1995 & 1994                           F-6 to F-9
     Notes to Consolidated Financial Statements                 F-10 to F-27

     2. Exhibits required to be filed are listed below.

     Exhibit Number           Description

     (b) During the fiscal year 1996, the Company filed the following 8-Ks.

     (1)  June 10, 1996, Moonridge Mutual Release
          and Hold Harmless
     (2) June 15, 1996, Issuance of Common shares to O.T.S. Holdings for the acquisition of Basia Holding, Inc., Mid-Nevada Art, Inc.
          and gas and mineral leases. Letter of intent with Auto Express. Notice of pursual of legal remedies on Landmark deal. Change in accountant from Deloitte & Touche LLP to William L. Clancy.
     (3)  June 15, 1996, Auto Express Stock
          Exchange Agreement
     (4)  June 27, 1996, One World Cards Exchange
          Agreement for CEC.  One World Cards
          Exchange agreement with Mid-Nevada Art,
          Inc.
     (5)  August 5, 1996, CEI spin-off cancellation.
     (6)  August 21, 1996, Election of new Board of
          Directors at Annual Shareholders Meeting.
          Letter of intent with Cybernetic Services, Inc.
     (7)  November 22, 1996, Reevaluation of Coal
          property.
     (8) December 6, 1997, Sale of 17.44 acres of land. Mid-Nevada Art, Inc. cancellation of One World Card agreement.
     (9)  March 12, 1997, Cancellation of the Auto
          Express, Inc.  exchange agreement.

Subsequent to the end of the fiscal year, the Company filed the following reports on Form 8-K

     NONE

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


Signature                     Title                          Date



/s/Gerald H. Levine           President, Chief               August 12, 1997
Gerald H. Levine              Executive Officer & Director



/s/Marie A.  Levine           Principal Financial Officer    August 12, 1997
Marie A. Levine               Officer Principal Accounting
                              Officer & Director

/s/Alvin B.  Green            Director                       August 12, 1997
Alvin B. Green, Esq.


________________________      Director                       August 12, 1997
Janice E. Smith, Esq.


/s/Gerald Krupp               Director                       August 12, 1997
Gerald Krupp

OFFICERS                                          AUDITORS
------------------------                          -------------------------
Gerald H. Levine                                  Clancy and Co.  P.L.L.C.
President, Chief Executive Officer                Phoenix, Arizona
Marie A. Levine
Principal Financial Officer, Principal
Accounting Officer and Secretary/Treasurer

DIRECTORS
----------------------------
Gerald H. Levine
Las Vegas, NV

Marie A. Levine
Las Vegas, NV

Alvin B. Green, Esq.
Los Angeles, California

Janice E. Smith, Esq.
Las Vegas, NV
                              REGISTRAR & TRANSFER AGENT
                              --------------------------
Gerald Krupp                  Atlas Stock Transfer Corporation
Los Angeles, California       5899 South State Street
                              Salt Lake City, UT  84107

                              NASDAQ SYMBOL
                              ------------------------------------------
                              CECN





                               ANNUAL MEETING

                        October 6, 1997 -- 1:00 p.m.
                                      At
                                 Country Inn
                                 1990 Sunset
                           Henderson, Nevada 89014

    INDEPENDENT AUDITORS' REPORT


Board of Directors
C.E.C. Industries Corp.
Las Vegas, Nevada


We have audited the accompanying consolidated balance sheets of C.E.C. Industries Corp. and Subsidiaries (the Company), as of March 31, 1997,
1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 1997, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



Clancy and Co., P.L.L.C.
Phoenix, Arizona


July 30, 1997

                  C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           MARCH 31, 1997 AND 1996
                                   ASSETS

                                                      1997        1996

Current Assets
   Cash and Cash Equivalents (Note 1)                 $786        $3,276
   Restricted Cash (Note 11)                          0           500,000
   Accounts Receivable                                0           543,566
   Inventory (Notes 1 & 2)                            181,199     4,338,727
   Trading Securities at Market Value (Cost at
    March 31, 1997 $2,656,656) (Note 3)               2,910,480   0
   Other                                              0           64,115
                                                      ---------   -----------
   Total Current Assets                               3,092,465   5,449,684


Property and Equipment, at Cost (Note 1)
   Furniture and Equipment                            0           148,478
   Less Accumulated Depreciation                      0           (89,213)
                                                      -----------  -----------
   Net Book Value                                     0            59,265


Other Assets
   Security Deposits                                  4,012        0
   Accounts Receivable - Related Parties (Note 5)     220,635      0
   Notes Receivable - Related Parties (Note 5)        163,000      1,380,000
   Accrued Interest Receivable - Related Parties
    (Note 5)                                          11,473       46,554
   Patents, at Cost (Net of Accumulated
   Amortization of $9,500 in 1997 and $9,500
   in 1996) (Note 1)                                  92,196       101,696
  Investment - Limited Partnership (Note 13)          300,000      300,000
   Artworks (Note 12 & 13)                            1,747,199    1,747,199
   Coal Reserves (Note 12 & 13)                       800,000      800,000
   Oil and Gas Interests (Note 12 & 13)               1,231,250    1,231,250
                                                      ---------    ---------
   Total Other Assets                                 4,569,765    5,606,699
                                                      ---------    ---------

Total Assets               `                          $7,662,230   $11,115,648
                                                      ==========   ===========







The accompanying notes are an integral part of these financial statements.

                  C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          MARCH 31, 1997 AND 1996
                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      1997         1996


Current Liabilities
  Accounts Payable                                    $239,919     $293,112
  Bank Overdraft                                      0            29,411
  Payroll Taxes Payable                               0            119,422
  Notes Payable (Note 12)                             0            2,723,319
  Line of Credit (Note 12)                            0            500,000
  Notes Payable - Related Parties (Note 5)            378,781      582,210
  Accrued Liabilities - Related Parties (Note 5)      0            125,788
  Accrued Liabilities - Other                         0            303,352
                                                      -------      -------
  Total Current Liabilities                           618,700      4,676,614


Commitments & Contingencies (Note 8)


Stockholders' Equity (Notes 6,7,10, & 13)
   Convertible Preferred Stock, Par Value
     $.001 Per Share, Authorized 100,000,000
     Shares, Issued and Outstanding
     10,663,041 Shares in 1997 and
     13,063,041 Shares in 1996                        10,663       13,063
   Common Stock, Par Value $.05 Per Share,
     Authorized  50,000,000 shares;
     Issued and Outstanding, 17,736,795
     Shares in 1997 and 15,671,795 Shares in 1996     886,840      783,590

   Paid In Capital                                    8,572,104    9,315,554
   Retained Earnings - A Deficit                      (2,426,077)  (3,673,173)
                                                      ---------    -----------
   Total Stockholders' Equity                         7,043,530    6,439,034
                                                      ---------    ----------

Total Liabilities and Stockholders' Equity            $7,662,230   $11,115,648
                                                      ==========   ===========

 The accompanying notes are an integral part of these financial statements.

                  C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED March 31, 1997, 1996 and 1995

                             1997        1996          1995
  Income
   Sales (Note 1)            $5,936,365  $1,200,400    $68,223
   Royalty Income (Note 1)   1,414       75,668        19,278
                             -----       ------        ------
Total Income                 5,937,779   1,276,068     87,501

Cost of Sales                4,025,817   1,093,477     2,569
                             ---------   ---------     -------
Gross Profit                 1,911,962   182,591       84,932

Selling, General and
  Administrative Expenses    853,954     1,012,538     1,428,721

Other Income (Expense)
   Interest and Dividends    176,475     100,508       45,212
   Other (Notes 12 and 13)   224,655     21,747        (209,450)
   Temporary Increase in
     Marketable Securities   139,824     0             0
   Interest Expense          (468,129)   (354,923)     (255,156)
   Gain (Loss) on Sale of
        Assets (Note 3)      (28,160)    91,812        (46,198)
                             --------    ------        -------
Income (Loss) From
  Continuing Operations      1,102,673   (970,803)     (1,809,381)

Discontinued Operations
  Loss From Discontinued
    Operations               (49,935)    (312,510)     (17,170)
  Gain on Disposal of
    Discontinued Operations  359,730     0             0
                             -------     --------      --------
  Total                      309,795     (312,510)     (17,170)
                             -------     ---------     -------
Provision for Income
  Taxes (Note 4)             0           0             0
                             -------     ---------     -------

Net Income (Loss)            $1,412,468  $(1,283,313)  $(1,826,551)
                             =======     ===========   ===========

Loss Per Common and
  Common Share
   Equivalent: (Note 1)
      Continuing Operations  $.05        $(.09)        $(1.22)
      Loss from Discontinued
      Operations             .01         (.03)         0
      Net Income (Loss)      $.06        $(.12)        $(1.22)
                             =======     =====         ======

  The accompanying notes are an integral part of these financial statements.

C. E. C. INDUSTRIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR YEARS ENDED MARCH 31, 1997, 1996, AND 1995

                         Preferred Stock        Common Stock       Paid-In     Accumulated    Treasury Stock
                        Shares      Amount   Shares      Amount    Capital     Deficit       Shares    Amount    Total
Balance at
March 31, 1994          600,000     $600     1,417,456   $70,873   $4,924,462  $(558,490)    (51,175)  $201,165  $4,236,280

Bio-Sphere Asset
  Purchase (Note 13)    125,000     125                            62,375                                        62,500
Directors' Fees
  and Services (Note 5)                      450,003     22,500    466,947                                       489,447
Treasury Stock
  Issued (Note 7)                                        0         (166,341)                 45,189    177,638   11,297
Net Loss                                                                       (1,826,551)                       (1,826,551)
                        ----------  ----     --------    ------    --------    ----------    ------    -------   ----------

Balance at
  March 31, 1995        725,000     $725     1,867,459   $93,373   $5,287,443  (2,385,041)   (5,986)   $(23,527) $2,972,973

Bio-Sphere Shares
  Canceled in
  Connection with
  Asset Purchase
  Cancellation          (125,000)   (125)                                                                        (125)
Canceled Sterling
  Travel Purchase                                                  (30,788)    (4,819)                           (35,607)
24.5% Interest
  Victory Village
  Limited Partnership                        1,200,000   60,000    240,000                                       300,000
Exchanged Preferred
  $.001 Shares For
  Preferred $.50
  Redeemable Shares     (600,000)   (600)                                                                        (600)
Issued Preferred
  $.50 Redeemable
  Share                 4,200,000   4,200                          (3,476)                                       724
S-8 Shares Issued       200,000     200      3,372,830   168,642   933,920                                       1,102,762
Rosenbaum Shares
  Canceled                                   (30,000)    (1,500)   (21,000)                                      (22,500)
Issued to 401-K                              1,506       75        (19,856)                  5,986     23,527    3,746
Stock Options
  Exercised                                  600,000     30,000    150,000                                       180,000
Exchanged for
  100% Interest in
  Mid-Nevada Art, Inc.  4,016,734   4,017    2,886,667   144,333   1,213,124                           0         1,361,474
  Basia Holding, Inc.   1,797,385   1,797    2,309,333   115,467   682,736                                       800,000
  Oil and Gas Interest  2,848,922   2,849    3,464,000   173,200   1,055,201                                     1,231,250
Expenses of
  Exchange Agreement                                               (171,750)                                     (171,750)
Net Loss                                                                       (1,283,313)                       (1,283,313)
                        ----------  -----    ---------   -------   ----------  ----------    --------  -----     ----------
Balance at
  March 31, 1996        13,063,041  $13,063  15,671,795  $783,590  $9,315,554  $(3,673,173)  0         $0        $6,439,034

S-8 Shares
  issued for
  Services                                   2,065,000   103,250   454,150                                       557,400
Exchanged for
  100% Interest
  in Auto
  Express, Inc.
  on June 15, 1996                           495,000     24,750    148,500                                       173,250
Issued for
  Telephone
  Calling Cards                              200,000     10,000    60,000                                        70,000
Auto Express
  Exchange
  Canceled on
  January 31, 1997                           (495,000)   (24,750)  (148,500)                                     (173,250)
Shares Issued
  for Telephone
  Calling Cards
  Canceled                                   (200,000)   (10,000)  (60,000)                                      (70,000)
Shares Redeemed
  in Connection
  with pay-off
  of Note
  Receivable            (2,400,000) (2,400)                        (1,197,600)                                   (1,200,000)
Net Income                                                                     1,412,468                         1,412,468
Dividends Paid
  on Preferred
  Stock                                                                        (165,372)                         (165,372)
                        ----------  -------  ---------   --------  ----------  -----------   -----     ----      --------
Balance at
  March 31, 1997        10,663,041  $10,663  17,736,795  $886,840  $8,572,104  $(2,426,077)  0         $0        $7,043,530
                        ==========  =======  ==========  ========  ==========  ===========   =====     =====     ==========

The accompanying notes are an integral part of these financial statements.

                  C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                             1997        1996          1995
Cash Flows From Operating
  Activities
   Net Loss                  $1,412,468  $(1,283,313)  $(1,826,551)
 Adjustments to Reconcile
    Net Income or Loss
    to Net Cash Used In
    Operating Activities
     Depreciation            6,786       22,530        13,805
     Amortization            9,500       9,500         1,276
     Depletion               0           0             1,050
     (Gain) Loss on Sale of
       Marketable
       Securities            0           34,996        46,503
     (Gain) Loss on
       Investments           0           56,206        0
     (Gain) Loss on
       Equipment             28,160      0             0

     Treasury Stock Issued
       for 401(k)
       contribution          0           23,527        11,298
     Redemption of
     Preferred Stock         (1,200,000) 0             0
     Loss on Write Off of
       Assets                0           0             62,500
     Common Stock Issued
       for Professional Fees
       & Directors Fees      557,400     1,102,762     489,447
     Bad Debt Expense        0           0             39,153
    Changes in Assets and
      Liabilities
      (Increase) Decrease
        in Restricted Cash   500,000     500,000       (1,000,000)
      (Increase) Decrease
        in Accounts
        Receivable           543,566     (538,405)     (15,860)
      (Increase)Decrease
      in Inventory           4,157,528   1,092,258     (80,069)
      (Increase) Decrease
        in Current Assets    64,115      39,361        (93,062)
      (Increase) Decrease
        in Accrued Interest
        Receivable           35,081      0             0
      (Increase) Decrease
        in Other Assets      19,806      0             0
      Increase (Decrease)
        in Accounts Payable  (53,193)    259,024       7,892
      Increase (Decrease)
        in Bank Overdraft    (29,411)    29,411        0
      Increase (Decrease)
        in Payroll Taxes     (119,422)   119,422       0
      Increase (Decrease)
        in Accrued
        Liabilities          (429,139)   62,568        335,021
                             --------    ---------     -------
      Total Adjustments      4,090,777   2,813,160     (181,046)
                             ---------   ---------     --------

Net Cash Provided By
Operating Activities         5,503,245   1,529,847     (2,007,597)

Cash Flows From
Investing Activities
  Purchase of
    Investment Land          0           (514,266)     (316,104)
  Proceeds from
  Sale of Assets             500         70,000        0
  Capital Expenditures       0           (4,389)       (65,641)
  Payments Received on
    Notes Receivable         0           14,547        0
  Proceeds from Sales
    of Marketable
    Securities               0           34,996        4,884

    The accompanying notes are an integral part of these financial statements.

                  C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                             1997       1996           1995


  Investment - Limited
    Partnership              0           (300,000)     0
  Patent Expenditures        0           (3,548)       (9,328)
  Purchase of Trading
    Securities               (2,910,480) 0             0
  Advances or Payments
    Notes Receivable -
      Related Parties        1,217,000   (1,426,554)   0
  Advances or Payments
    Accounts Receivable -
      Related Parties        (220,635)   0             0
                             --------    -----------   --------
  Net Cash Used in
    Investing Activities     (1,913,615) (2,129,214)   (386,189)

Cash Flows From
  Financing Activities
  Proceeds Sale of
    Common Stock (Net)       0           49,906        0
  Principal Payments
    on Debt                  (3,426,748) (635,000)     0
  Proceeds From
    Notes Payable            0           1,160,283     1,101,351
  Preferred Dividends
    Paid                     (165,372)   0             0
                             --------    ---------     ---------
  Net Cash Provided
  by Financing Activities    (3,592,120) 575,189       1,101,351
                             ----------  ---------     ---------

Net Increase (Decrease)
  in Cash and Cash
  Equivalents                (2,490)     (24,178)      (1,292,435)

Cash and Cash Equivalents
  at Beginning of Year       3,276       27,454        1,319,889
                             -----       -------       ---------

Cash and Cash Equivalents
  at End of Year             $786        $3,276        $27,454
                             ====        =======       =======

Supplemental Disclosures of Cash Flow Information


  Cash Paid During the Year
    For Interest             $383,568    $467,358      $255,739
                             ========    ========      ========
  Income Taxes               $0          $200          $200
                             ========    ========      ========

The accompanying notes are an integral part of these financial statements.

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CASH
                FLOWS
FOR THE YEARS ENDED MARCH 31, 1997, 1996
              AND 1995

Supplemental Schedule of Non-Cash Investing and
Financing Activities


During 1996 and 1995, the Company issued 5,986 and
45,189 and shares of treasury stock valued at $23,527 and $11,298, respectively, as a contribution to the retirement plan.
(See Note 7)

During 1994, the Company issued 600,000 shares of preferred stock at $4.00 per share ($2,400,000) as additional value for the unimproved land purchased in Las Vegas, Nevada.

During 1996, the Company converted the 600,000 shares of $4.00 preferred stock into 4,200,000 shares of new series "B" non-converting preferred stock with a par value of $0.001 per share, with a redemption value of $.50 per share, that has attached to the issue one vote per share, equal in value to one vote of common stock and each share pays a cumulative preferred dividend of 10% per year. The Company may redeem the 4,200,000 shares of new Series "B" non-converting preferred stock through October 12, 1999. On
December 20, 1995, the Company issued an additional
100,000 nonvoting preferred shares with a par value of $.001 per share, redeemable at $.50 per share and 100,000 voting preferred shares with a par value of $.001 per share, redeemable at $.50 per share in consideration of raising DMS Golf Enterprises, Inc.
note receivable from $1,000,000 to $1,200,000.

In fiscal 1996, the remaining investment Logos
International, Inc. was sold for $34,996. In fiscal 1994, the investment in Logos International, Inc. was written down to its market value resulting in a loss of $625,960.
(See Note 3)

During 1995, the Company purchased 100% of Sterling
Travel with net assets valued at $30,788 through incurring accrued expenses of $30,788. During 1996, the Company rescinded the purchase agreement with Sterling Travel for nonperformance on the agreement.
(See Note 13)

During 1995, the Company issued 125,000 shares of preferred stock to Bio-Sphere Technology valued at $62,500 for medical technology. (See Notes 8 and 13).
During 1996, the Company agreed to cancel the agreement with Biosphere Technology, and accordingly, canceled the preferred shares issued.

In fiscal 1997, the Company issued 2,065,000 shares of common stock on Form S-8 for professional services. In fiscal 1996, the Company issued 3,972,830 shares of common stock on Form S-8 for directors' fees and professional services. In fiscal 1995, the Company issued 449,974 shares of common stock on Form S-8 for directors' fees and professional services. The shares were valued at $557,400, $1,102,762, and $489,447 respectively, for an average of $0.20 per share.

The accompanying notes are an integral part of these financial statements.

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

Supplemental Schedule of Non-Cash Investing and
Financing Activities (Continued)


On March 28, 1996, the Company issued 8,660,000 shares of common stock and 8,663,041 shares of preferred stock in exchange for 100% of the common stock of Mid-Nevada Art, Inc., 100% of the common stock of Basia Holding, Inc. and 100% interest in oil and gas leases. The shares were valued at $1,361,474, $800,000 and $1,231,250, respectively, less expenses of the exchanges of $171,500.

On June 15, 1996, the Company issued 495,000 shares of common stock in exchange for 100% of the common stock of Auto Express, Inc. The shares were valued at $.035 at per share or $173,250. On January 31, 1997, the exchange was canceled for nonperformance under the exchange contract.

During June, 1996, the Company issued 200,000 shares of common stock in exchange for Telephone Calling
Cards. The shares were valued at $0.35 per share or $70,000. On January 31, 1997, the exchange was canceled because of the inability of the Telephone
Calling Card Company to activate the Calling Cards.

On March 31, 1997, a note receivable in the amount of $1,200,000 plus accrued interest of $165,372 was paid off by cancellation of 2,400,000 shares of preferred stock with a cost of $1,200,000 plus preferred stock dividends of $165,372 that paid the principal and interest in full.

The accompanying notes are an integral part of these financial statements.

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL
             STATEMENTS
    MARCH 31, 1997, 1996 AND 1995

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES


Business and Principles of Consolidation

The consolidated financial statements include the accounts of C.E.C. Industries Corp. (the Parent) and its subsidiaries, Custom Environmental International, Inc.
("CEI") (80% owned the reduction in ownership of CEI from 90% was due to the issuance of additional shares of common stock to employees in lieu of salaries), Plata Oro (57% owned), Moonridge Development
Corp. (100% owned), Sterling Travel (100% owned),
Microsphere Technology (100% owned), Islet
Transplant Technology (100% owned), Mid-Nevada
Art, Inc. (100% owned) and Basia Holding, Inc. (100% owned.). During the fiscal year 1996, the Sterling
Travel (100%) purchase was canceled do to nonperformance by Sterling Travel. During the fiscal year 1996, Microshpere Technology (100%) and Islet
Transplant Technology (100%) operations were discontinued. During the fiscal year 1997, the Company sold Moonridge Development Corp. All material intercompany transactions have been eliminated.

Custom Environmental International, Inc. is developing and marketing a carbon regeneration furnace. Plata Oro is involved in minerals exploration but has been inactive for several years. Moonridge Development
Corp. develops unimproved land in Las Vegas, Nevada.
Sterling Travel is a travel agency in Boca Raton, Florida. Microsphere Technology and Islet Transplant
Technology are engaged in research and development of medical technology. Mid-Nevada Art, Inc. purchases artworks for lease and rental. Basia Holding, Inc. holds title to approximately 9,000 unencumbered acres of land and coal reserves. (See Note 12)

Revenue Recognition


The Company's undeveloped land is carried at cost.
Prior to 1996, if land was sold, the Company recognized gain or loss on the difference between the carrying value and the sales price, using the full accrual method of accounting. During the fiscal year 1996, the Company determined that it would develop its undeveloped land, and accordingly, would recognize revenue on sales of land as the parcels are further developed and sold. Since there have not been any sales of the undeveloped parcels land prior to 1996, no retroactive restatement is necessary.

 Royalty revenues are recorded as received from oil and gas leasehold interests and retained overriding royalty rights. During the fiscal year 1996 all oil and gas rights were sold. The Company is not involved in mining or extraction of coal, oil or gas, and accordingly, no revenues are generated therefrom.

Revenues from travel consultants are recognized as commissions earned from bookings of travel reservations net of ticketing costs and from affiliation fees. Revenue from travel consultants occurred only during the year 1995.

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS
MARCH 31, 1997, 1996 AND 1995

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Revenue Recognition (Continued)

Lease and rental income from artworks are recorded as received. During the years 1996 there was no lease and rental income received. Sales of artworks is recorded net of its original cost as gain or loss on the sale of investments. There were no sales of artworks during the year 1997 and 1996.

Revenue from fixed-price contracts are recognized on the percentage of completion method, measured by the percentage of cost incurred to date to estimated costs for each contract, by management monthly and approved by the engineer, architect and owner. An asset, "Costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed and are recognized on the balance sheet. Since the construction company was sold on May 16, 1997, no revenues are included in the results of operations for 1997 and prior year Statements of Consolidated Operations have been restated. (See Note 14)

Property and Equipment

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

   Office Equipment                   5 to 7 Years
   Automobiles                        3 Years

Inventories

Manufactured Goods

Inventories of manufactured goods are valued at the lower of cost (determined on a first-in first-out basis) or market.

Undeveloped Land

Undeveloped land is recorded at its cost of acquisition.
The portion that was purchased in exchange for preferred stock was recorded at the appraisal price of the real estate.

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS
MARCH 31, 1997, 1996 AND 1995

 NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Patents

Costs incurred in connection with obtaining patents are capitalized and amortized on a straight-line basis over 17 years from the date of issuance of such patent.

Long-Lived Assets

The company's long-lived assets consist of patents, that are being amortized on a straight-line basis over 17 years from the date of issuance of such patents, net of amortization, is equal to its current book value. The artworks are recorded at cost. The artworks are appraised annually and the current appraisal is equal to or exceeds cost.

Earnings (Loss) Per Common Share

Earnings (Loss) per common share is computed based on the weighted average number of common shares and common share equivalents outstanding. Stock options are included as common share equivalents using the treasury stock method except for 1995 when they were antidilutive.

The number of shares used in computing earnings (loss) per common share was 21,388,879 in 1997, 10,536,294 in 1996, and 1,502,648 in 1995.

Cash Equivalents

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instrument purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates

Management uses estimates and assumptions in
preparing financial statements in accordance with
generally accepted accounting principles. Those
estimates and assumptions affect the reported amounts
of assets and liabilities, the disclosure of contingent
assets and liabilities,  and the reported revenues and
expenses. Actual results could vary from the estimates
that   were assumed in preparing the financial
statements.

Presentation

Certain accounts from prior years have been reclassified to conform with the current year's presentation.

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS
MARCH 31, 1997, 1996 AND 1995

 NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)


Pending Accounting Pronouncements

It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.


NOTE 2 - INVENTORIES

Inventories consists of manufactured finished goods
held for sale, and developed and undeveloped land for
sale as follows:
                                      1997         1996
    Manufactured finished goods        $181,199    $181,199
    Developed and Undeveloped land     0           4,157,528
                                       ----------  ---------
                                       $181,199    $4,338,727
                                       ========    ==========


NOTE 3 - INVESTMENTS - MARKETABLE
SECURITIES

Investment in Trading Securities

On December 6, 1996, the Company exchanged 17.44 acres of inventory of developed and undeveloped land for 139,824 common shares of Synfuel Technologies, Inc. at $19 or $2,656,656.

    Sale of 17.44 acres commercial property Las Vegas, NV          $5,000,058
    Less liabilities assumed                                       1,848,414
                                                                   ---------
                                                                   3,151,644
    Less commission on exchange                                    494,988
                                                                   ---------
    Cost - 139,824 common shares of Synfuel Technologies, Inc.     2,656,656
    Temporary increase in market value at March 31, 1997           139,824
                                                                   ---------
    Market Value at March 31, 1997                                 $2,796,480
                                                                   ==========
Investment in Equity Securities - Logos International,
Inc.

In fiscal year 1992 the Company acquired 776,857
shares of common stock of Associated Trades, Inc.
(ATI) valued at $.875 per share (the market value of the
Company's stock), or $679,750.  The shares were
acquired in exchange for a building, Company stock,
andmajority interest in GLI Industries, Inc.  Effective
April 1, 1992, ATI was merged into Logos
International, Inc. (Logos), and after two reverse stock
splits and additional shares being    issued, the
Company's shares were reduced to 430,320 shares.

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS
MARCH 31, 1997, 1996 AND 1995

NOTE 3 - INVESTMENTS - MARKETABLE
SECURITIES (CONTINUED)

On October 28, 1991, C.E.C. entered into an Agreement to Purchase with Oxford House, Inc., a Utah corporation and a wholly-owned subsidiary of Associated Trades, Inc., by which C.E.C. sold all of its right, title, and interest in the real property and building in which C.E.C.'s offices were located, for a total purchase price of $786,478. The purchase price by Oxford House, Inc. included its assumption of the outstanding mortgage of the property in the amount of $719,229 and 76,857 shares of the common stock of ATI, valued by C.E.C. at$67,250. The ATI stock was subsequently exchanged for Logos stock.

In connection with the Agreement, C.E.C. and ATI entered into an Exchange Agreement by which the companies exchanged 500,000 shares of one another's common stock. C.E.C. hasvalued the shares of common stock received in the transaction at $.875 per share (the bid price of C.E.C.'s common stock on the date of the exchange), for a total value of $437,500.
The ATI stock was subsequently exchanged for Logos stock.

Pursuant to a Reorganization Agreement dated as of December 1, 1991, C.E.C. sold 18,000,000 shares of its subsidiary's common stock, GLI Industries, Inc., to ATI. This represented 90% of the total outstanding common stock of GLI. In return C.E.C. received
200,000 shares of the common stock of ATI, and was entitled to a royalty on gross sales of GLI products of two and one-half percent (2 1/2%). The ATI stock was subsequentlyexchanged for Logos stock.

Logos was incorporated November 6, 1981, under the
laws of the State of Nevada and  acquired several
companies in printing and publishing, arts and framing,
automotive and    towing services, aerospace, and real
estate.  The market price of Logos stock dropped from a
bid of $10.00 per share at September 18, 1992 and
$5.00 bid per share at June 1, 1993, to   $.125 per share
at March 31, 1994 and $.25 at March 31, 1995.
Management believes the drop in value is permanent and is due to the inability of Logos' management to supply adequate funding or provide management of its newly acquired companies. Management has thereby elected to write off its investment in Logos to its current market value. The transaction resulted in a loss of $625,960 in 1994, and a further loss of $46,305 in 1995. The remainder of 10,420 shares is $2,605.
During the fiscal year 1996 all the remaining shares were sold for $34,996.


NOTE 4 - INCOME TAXES

The provision or benefit for income taxes is based on pretax loss reported in the consolidatedfinancial statements. The tax effect of temporary differences generating Federal income tax is summarized as follows:

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS
MARCH 31, 1997, 1996 AND 1995

 NOTE 4 - INCOME TAXES (CONTINUED)

                                         1997        1996          1995

      Tax Benefit at Statutory Rate      $700,294    $1,250,413    $639,293
      Surtax Amount                      (20,070)    (35,636)      (18,266)
      Valuation Allowance for Benefit
        of Net Operating Loss
        Carryforward Not Recognized
                And Other Items.         (680,224)   (1,214,777)   (621,027)
                                         ---------   ----------    --------
      Total                              $0          $0            $0
                                         =========   ===========   =========

A reconciliation of the Federal statutory income tax rate
to the effective income tax rate based on income before
income tax follows:
                                         1997        1996          1995

      Statutory Rate                     35%         35%           35%
      Surtax Amount                      (1)         (1)           (1)
      Decrease in Tax Rate Resulting
      From:
        Net Operating Loss Limitation
        and Other  Items                 (34)        (34)          (34)
                                         ----        ----          ----

                                         0%          0%            0%
                                         ====        ====          ====

The tax net operating loss carryforward at March 31, 1995, 1996 and 1997 was approximately $1,990,171,
$3,273,484 and $2,000,840 respectively, expiring through 2012. The valuation allowance has increased to $621,027 from March 31, 1994 to March 31, 1995, and has increased to $1,214,777 from March 31, 1995 to March 31, 1996. For the March 31,1996 to March 31,
1997, the valuation allowance has decreased $534,553 to $680,224.

The temporary differences and tax carryforwards which created deferred tax assets and liabilities at March 31, 1997 are detailed below:

           Deferred Tax Assets:
           Net Operating Loss            $2,000,840
                                         ----------
           Total Deferred Tax Assets     2,000,840
           Valuation Allowance           (2,000,840)
                                         ----------
           Net Deferred Tax Asset        $0
                                         ==========

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS
MARCH 31, 1997, 1996 AND 1995

 NOTE 5 - RELATED PARTIES


During the year 1996, George Matthews, the former
President of the Company received 131,000 shares of common stock, pursuant to an employment contract, in lieu of paid salary in the amount of $65,500. During fiscal 1995, George Matthews, the former Presidentof the Company borrowed $50,000 from the Company, whose loan was paid off during the same fiscal year.
George Matthews received in fiscal 1996, pursuant to an employment contract, a stock bonus of 262,000 shares of Rule 144 stock valued at $91,000 and accrued at March 31, 1995. In fiscal 1995, Mr. Matthews also received a $50,000 cash bonus. George Matthews, the former President of the Company borrowed $10,000 from the Companyduring fiscal 1996. The loan is still outstanding at end of fiscal 1997.

Directors of the Company received S-8 stock issued as director compensation, 2,500 shares per quarter, per director.

The President, Secretary, and Treasurer of the Company received a monthly salary of $8,333 per month, through fiscal 1996, which, in the event of a lack of cash available for the payment of such sums, accrues, and or is paid pursuant to the issuance of S-8 stock. As of March 31, 1997, and 1996, $0 and $125,788 is accrued for such salaries.

Prior to the company's acquisition of Sterling Travel, Laurie Doll, the President, and at the time, sole shareholder of Sterling Travel, borrowed at different times, money from Sterling Travel, which sums totaled
$14,547 as of March 31, 1995. During the fiscal year
1996, the purchase agreement with Sterling Travel was canceled due to nonperformance by Sterling Travel.

On November 14, 1995, the Company sold 80.5 acres
of land in St. George, Utah to DMS Golf Enterprises,
Inc. and its agent Charles McHaffie in exchange for a
note in the amount of $1,200,000 that is due November
14, 1999, with interest payable at 10% per annum. The
note  is collateralized by 2,100,000 preferred shares of
the Company's preferred $.001 par value stock,
redeemable at $.50 per share. On March 31, 1997, the
note in the amount of   $1,200,000 plus accrued interest
of $165,372 was paid off by cancellation of 2,400,000shares of preferred stock with a cost of $1,200,000 plus preferred stock dividends of $165,372.

During the fourth quarter of fiscal 1995, the Company, through its wholly owned subsidiary, borrowed
$35,000 from IGLLC, an affiliate party, which loan was utilized for the financing of the acquisition of a new
GMC Suburban vehicle utilized by the President of Moonridge. This note is evidenced by a demand note bearing interest at the rate of 10%. During the fiscal year 1996, the note was assumed by DSM Golf
Enterprises, Inc. under the same terms and conditions. Additionally during fiscal 1996, DSM Golf Enterprises,
Inc. had advanced otherfunds in the amount of 164,900 that is due on demand, carries no interest rate, for a total of $199,900.

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS
MARCH 31, 1997, 1996 AND 1995

 NOTE 5 - RELATED PARTIES (CONTINUED)

As part of the acquisition on March 28, 1996, of Mid-Nevada Art, Inc., Basia Holding, Inc. and 100% interest in oil and gas leases, the Company assumed a note payable to O.T.S.Holdings, Inc. in the amount of $382,310. During fiscal 1997, principal payments of $3,530 were applied to the note, leaving a balance at March 31, 1997 of $378,781. The note is payable on demand and includes interest payable at the rate of 8% per annum.

On April 1, 1996, the Company entered into a management agreement with WWW Consulting that will supply the management services of Gerald and Marie Levine, as President and Secretary of Company.
The agreement provides that a monthly fee of $8,500 each will be paid for such services and will also lease two vehicles at a monthly rate not to exceed $600.
Additionally, WWW Consulting will advance short term loans as needed at aninterest rate of 10% per annum.

On May 16, 1996, the Company, as part of the sale of the subsidiary, MoonridgeDevelopment Corp. agreed to carry an accounts receivable in the amount of $210,635.
There  has been no activity on the note through March
31, 1997.

NOTE 6 - STOCK OPTIONS

The Company has issued stock options to various directors, officers and employees. The option prices are based on the fair market value of the stock at the date of grant. The Company makes no charge to operations in relation to option grants.

The Company's stock option transactions for the years
ended March 31, 1997, 1996, and 1995 are summarized
as follows:
                                               Number of     Option
                                               Shares        Price


        Options Outstanding and Exercisable
             at March 31, 1993                 35,000        $1.25-12.50
       Options Canceled in 1994                (5,000)       5.00
       Options Granted in 1994                 1,200,000     1.375
                                               ---------
       Options Outstanding and Exercisable
            at March 31, 1994                  1,230,000     1.25-12.50
       Options Canceled in 1995                (5,000)       12.50
                                               ---------
       Options Outstanding and Exercisable
            at March 31, 1995                  1,225,000     1.25-12.50
       Options granted in 1996                 4,900,000     .20-.50
       Options exercised in 1996               (600,000)     5.00
                                               --------
       Options Outstanding and Exercisable
            at March 31, 1996                  5,525,000     .50-5.00

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997, 1996 AND 1995

 NOTE 6 - STOCK OPTIONS (CONTINUED)

       Options exercised in 1997               0
                                              ---------
       Options Outstanding and Exercisable
            at March 31, 1997                 5,525,000      .50-5.00
                                              =========


NOTE 7 - RETIREMENT PLAN

The Company has established a qualified plan under
Section 401(k) of the Internal Revenue Code as a
retirement plan for all employees who elect to
participate.  The Plan allows the   Company to
contribute up to 100% of the employees' contributions
(limited to 10% of the employees' annual salary) to the retirement plan. The Plan's fiscal year is July 1 to June
30. During 1995 and 1994, the Company issued 22,595 and 3,392 shares of treasury stock valued $5,649 and $5,300, respectively, as a matching contribution to the retirement plan. No contributions were made in 1993.
The Company's expense relating to this plan for the years ended March 31, 1995 and 1994 was $5,649 and $5,300, respectively. All contributions and expenses relating to the plan were paid in treasury stock. Also in 1995 the Company issued 22,595 shares of treasury stock valued at $5,649 as employee compensation.
During the year 1996, the 401(k) plan was canceled and 100% distribution was made to all employees.


NOTE 8 - COMMITMENTS & CONTINGENCIES

The Company's subsidiary, Custom Environmental
International ("CEI"), filed suit in the United States
District Court for the Central Division of Utah, Custom
Environmental International, a Utah corporation,
Plaintiff vs. Lockhead-Haggerty Engineering &
Manufacturing Co., Ltd., a Canadian corporation,
Defendant, Case No. 2:95CV0153B, in   which CEI is
claiming an infringement of CEI's patent.  The
Defendant has responded to thecomplaint by (i) requesting an extension of time to file a responsive pleading and (ii) making an offer of settlement which has been rejected.

Fernando Aldecoa, et. al. v. Softpoint, Inc., United
States District Court, Southern District of  California,
Case Number (951654H(LSP). An action brought by shareholders of another public company wherein C.E.C.
Industries Corp. is alleged to be an alter ego of the other public company. Independent counsel for the Company, selected by the Company's insurance company, is handling the litigation, which is not anticipated to result in a judgment against the Company.

Madera Component Systems, Inc. Nevada Federal
District Court, Case No. (596-01105PMP). An action against the Company alleging that the Company entered into a contract with Prime Construction, et al and executed an indemnity agreement. The Company filed a cross-complaint alleging no contract was ever entered into nor did the Company ever

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS
MARCH 31, 1997, 1996 AND 1995

NOTE 8 - COMMITMENTS & CONTINGENCIES
(CONTINUED)

execute any indemnity agreement. Counsel strongly responded to this litigation and believesthat a judgment will be rendered in their favor. This case is in the discovery stage.

As of the date hereof, the Company is not aware of any other material legal proceedings, pending or contemplated, to which the Company is, or would be, a party of which any of its property is, or would be the subject.

The Company leases 2,622 sq.ft. of office space for its executive offices at 23 Cactus Garden Drive, F-60,
Green Valley, Nevada. This is a three year lease which expires December 31, 2001. Lease expense for the years ended March 31, 1997, March 31, 1996, and March 31,
1995,  was $55,090,  $65,523,  and $42,030,
respectively. Future minimum lease obligations are as follows:

    Fiscal Year Ended March 31, 1998                         $   38,827
    Fiscal Year Ended March 31, 1999                             38,827
    Fiscal Year Ended March 31, 2000                             38,827
    Fiscal Year Ended March 31, 2001                             29,121

On December 1, 1996, the Company entered into a sublease, whereby the Company will receive $700 per month for 3 offices, on a month to month basis.


NOTE 9 - SEGMENT INFORMATION AND MAJOR
CUSTOMERS

Segment Information for Fiscal 1997

                    CEC            CEI             Other        Total
                    Real Estate    Oil
                    Development    Royalties

Revenue             $5,935,243     $1,414          $0           $5,937,657

Income/Loss         1,401,038      (14,709)        3,279        1,412,468

Identifiable
  Assets           4,840,731      273,395         2,548,104    7,662,230

Depreciation        6,786          0               0            6,786

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS
MARCH 31, 1997, 1996 AND 1995

NOTE 9 - SEGMENT INFORMATION AND MAJOR
CUSTOMERS (CONTINUED)

Segment Information for Fiscal 1996

                CEC          Moonridge     CEI        Other       Total
                Real Estate  Construction  Oil
                Development  Residential   Royalties

Revenues        $1,263,854   $1,187,207    $12,215    $0          $2,463,276

Income/Loss     (788,374)    (312,510)     (182,429)  0           (1,283,313)

Identifiable
  Assets        7,157,395    1,115,223     295,613    2,545,520   11,115,648

Depreciation    9,049        6,214         7,267      0           22,530

Segment Information for Fiscal 1995

                CEC          Moonridge     CEI        Other       Total
                Real Estate  Construction  Oil
                Development  Residential   Royalties

Revenue         $19,105      $0            $3,173     $0          $2,463,276

Income/Loss     (1,717,924)  (17,170)      (96,276)   4,819       (1,826,551)

Identifiable
  Assets        2,197,457    3,772,280     305,957    49,289      6,274,983

Depreciation    4,261        2,036         8,450      58          13,805


      Major Customers        Year Ended     Year Ended      Year Ended
                             March 31,      March 31,       March 31,
                             1997           1996            1995

         Customer A          84%            47%             None

         Customer B          None           47%             None

         Customer D          None           None            None

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS
MARCH 31, 1997, 1996 AND 1995

NOTE 9 - SEGMENT INFORMATION AND MAJOR
CUSTOMERS (CONTINUED)

Revenue from Customer A represents a single land sale in each of the years 1997 and 1996.
Revenues from Customer B represents a single construction contract in 1996.


NOTE 10 - REVERSE STOCK SPLIT

On September 30, 1992, the Company consummated a
1:10 reverse stock split. The reverse stock split also reduced the outstanding stock options on the same basis of 1:10.


NOTE 11 - NOTES PAYABLE & LINES OF CREDIT

On February 4, 1994, the Company purchased
approximately 23.91 acres of undeveloped land in Las
Vegas, Nevada, for $3,327,158 which included three
separate parcels; 15.24 acres, 1.39 acres and 7.28 acres.
At the same time, the Company borrowed $1,800,000
utilizing the approximate 23.91 acres as collateral for
the loan from National Investors Corp.et al (Lender), to
meet the down payment, closing costs of $904,692, and
providing abalance for development proceeds. The
annual interest rate is 12.5% payable monthly.  As
additional consideration, the Company issued 600,000
shares of preferred stock (Note 13). The note for
$1,800,000 was initially due on February 4, 1995,
however, it was subsequently  extended to February 4,
1996 after payment of extension fees and late fees of
$50,000 in fiscal 1995, with an additional $150,000
being added to principal in fiscal 1996 as part of the
agreement to renew to the note, adjusting the principal
to $2,000,000. Further, pursuant to  the terms of  the
note, the Company is obligated to pay  principal
payments of $150,000 per month until a  total of
$800,000 is paid as principal reduction on the total loan
amount. The note further provides that in the event that
payments are not paid when due, the Company  incurs a
late charge of 10%. On May 10, 1996, the Lender
agreed to add to the note all accrued interest and
extension fees through May 10, 1996, in the amount of
$236,905,  bringing the total note balance to
$2,365,051. Additionally, the Company, as part of this
agreement, conveyed the 7.28 acre and the 1.39 acre
tracts to the Lender in satisfaction of  $935,185
principal, reducing the outstanding balance to
$1,433,866, plus an additional extension fee of $71,693
or $1,505,559. The Lender further agreed to a six
month extension to October 20, 1996. On October 20,
1996,  the Lender agreed to an additional extension to
April 20, 1996, adding an extension fee to the note in
the amount of $71,693 bringing the   balance to
$1,577,252. On December 6, 1996, the Company exchanged the 15.24 acre tract in full satisfaction of the note in the amount of $1,577,252, plus interest of $96,098 or $1,673,350 for 139,824 shares of common stock of Synfuels Technologies, Inc. The Company was released from any further liability on the note. (See
Note 3)

On March 31, 1995, the Company executed a construction loan agreement for $3,000,000 with Bank of America, which loan is collateralized by 7.28 acres of property owned by the Company. The proceeds of the loan are being utilized for the construction of a mini-storage project. At year end 1995 there was a balance due of $573,318. The principal balance of the

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS
MARCH 31, 1997, 1996 AND 1995

 NOTE 11 - NOTES PAYABLE & LINES OF
CREDIT (CONTINUED)

mini-storage loan bears interest at the per annum rate of interest publicly announced from time to time by Bank of America National Trust and Savings Association in
San Francisco,  California, plus one and one-half
percentage (1.5%) points.  The mini-storage loan
converts from a construction loan to a permanent loan
upon completion of construction and upon     reaching
certain debt coverage ratio requirements. In the event the company does not meet the debt coverage ratio, the Bank of America may elect, in its sole discretion, to either refuse to convert the loan indebtedness to permanent loan indebtedness, or to permit the conversion of such lesser amount of the loan as will cause the debt coverage ratio to complywith the minimum debt coverage ratio. As of March 31, 1996, the loan was in default. On May 10, 1996, the Company conveyed this note to National Investor
Corp., et al as part of the consideration in the transfer of the 7.28 acre tract. The Company was released from any further liability on the note.

On April 20, 1994, the Company purchased approximately 2.20 acres of undeveloped land in Las
Vegas, Nevada for $200,000.  The Company paid
$100,000 cash and the seller carried anote for $100,000 with interest in the amount of 8%, collateralized by the
2.20 acres, principal and interest all being due by April
20, 1995. On June 28, 1995, the Company paid the
$100,000 note in full and borrowed $150,000, the balance at March 31, 1996, with interest in the amount of 14%, collateralized by the 2.20 acres, principal and interest all being due June 28, 1996. During fiscal 1997 the real estate was exchanged as part of the December
6, 1996 transaction and the note was paid in full.

The Company, during fiscal year 1995, executed an agreement with Pioneer Citizens Bank for an initial line of credit for $500,000 with a compensating balance in the form of a certificate of deposit. As of March 31, 1995, the Pioneer Citizens Bank line of credit was increased to $1,000,000 with a compensating balance in the form of certificates of deposit inthe sum of $1,000,000. Interest on the line of credit is 4.5% per annum. The Company has drawn $825,000 down on the line of credit as of March 31, 1995. During the fiscal year 1996 the Company drew down the balance of the $1,000,000 line of credit. During February, 1996, the Company paid down the line of credit to $500,000, leaving a balance as of March 31, 1996 of $500,000. The balance of the line of credit was paid off in May, 1996.


NOTE 12 - NOTES PAYABLE - RELATED
PARTIES

During the fourth quarter of fiscal 1995, the Company, through its wholly owned subsidiary, borrowed
$35,000 from IGLLC, an affiliate party, which loan was utilized for the financing of the acquisition of a new
GMC Suburban vehicle utilized by the President of Moonridge. This note is evidenced by a demand note bearing interest at the rate of 10%. During the fiscal year 1996, the note was assumed by DSM Golf
Enterprises, Inc. under the same terms and conditions.
Additionally during fiscal 1996, DSM Golf Enterprises,
Inc. had advanced other

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS
MARCH 31, 1997, 1996 AND 1995

 NOTE 12 - NOTES PAYABLE - RELATED
PARTIES

funds in the amount of 164,900 that is due on demand, carries no interest rate, for a total of $199,900.

As part of the acquisition on March 28, 1996, of Mid-Nevada Art, Inc., Basia Holding, Inc and 100% interest in oil and gas leases, the Company assumed a note payable to O.T.S.Holdings, Inc. in the amount of $382,310. During fiscal 1997, principal payments of $3,530 were applied to the note, leaving a balance at March 31, 1997 of $378,781. The note is payable on demand and includes interest payable at the rate of 8% per annum.


NOTE 13 - PREFERRED STOCK

During 1994, the Company amended its Articles of
Incorporation authorizing 100,000,000 shares of
preferred stock at a par value of $.001 per share.  On
February 4, 1994, the  Company issued 600,000 shares
at $4.00 per share, or $2,400,000 as additional
consideration to purchase the unimproved land in Las
Vegas, Nevada  (Note 11).  The issued  shares are
designated as series "A" preferred stock convertible,
after two years (24 months), to common stock at a
guaranteed "bid" price of not less than $4.00 per share.
In the event  said "bid" price is less than the stated
$4.00 at the time in which the shares are offered for
conversion, additional common stock shares will be
issued to satisfy any shortfall.  The
preferred shares are non-voting.  In addition, C.E.C.
Industries Corp. will have an option to  purchase 50%
of said shares at a price of $8.00 per share.  The option
exercising period will be for 30 days following the two
year (24 month) period, but closing of the option will
occur  within 60 days from the end of the two year
period (24 months). On October 12, 1995, the Company
entered into a conversion agreement that canceled the
600,000 shares of  preferred stock series "A" at a par
value of $.001 and issued 4,200,000 of new series "B"
preferred stock at a par value of $.001, with a
redemption value of $.50 per share, which hasattached
to the issue one vote per share, equal in value to one
vote of common stock and pays a cumulative dividend
of 10%  per year. Preferred cumulative stock dividends
payable at    March 31, 1997 is $105,878. Each
preferred share of Series "B"  preferred stock shall have
attached a warrant for 1/6 of a share of common stock
which shall be exercisable prior to thefour (4) year
redemption  period for a redemption price of $0.20 per
share of common stock.  If exercised by Holder these
warrants will result in the issuance of 700,000 shares of
common stock for a price of $.020 per share or a total
price of $140,000. On March 31, 1997, the Company
redeemed 2,400,000 preferred shares in payment of a
note receivable of   $1,200,000 using the redemption
value of $.50. This reduces the attached warrants for 1/6 of a share of common stock to 300,000 at $.20 or a total price of $60,000.

On April 22, 1994, the Company entered into an
agreement with Bio-Sphere Technology wherein the
Company issued 125,000 shares of preferred stock for
certain medical   technology.  The agreement  called for
the Company to form two wholly owned subsidiaries,

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS
MARCH 31, 1997, 1996 AND 1995

 NOTE 13 - PREFERRED STOCK (CONTINUED)

Microsphere Technology and Islet Transplant
Technology, for purposes of pursuing the development of the technology. Subsequent to the issuance of the preferred shares to Bio-Sphere, the Company was notified of an attempted unilateral rescission byBio-Sphere of the agreement with C.E.C. (See Note
8).  As a result, the Company wrote down its
investment in the medical technology which amounted to $62,500. During 1996, the Company agreed to cancel the agreement with Bio-Sphere Technology, and accordingly,cancel the preferred shares issued.

On January 18, 1995, the Company entered into an
agreement with Lauri Doll Gladstone wherein the
company, in exchange for 100% of the outstanding
common stock of Sterling Travel, agreed to issue
400,000 shares of preferred non-voting stock,
convertible to   common stock at a price of $5 per share.
The shares are issued pursuant to an earn-out provision.
At this time the preferred shares have not been issued to
Lauri Doll Gladstone.   Results of operations from
Sterling Travel have been accounted for the period starting with March 1, 1995 and ending with fiscal year end 1995. The acquisition was accounted for utilizing the purchase method of accounting. During 1996, the Company rescinded the purchase agreement with Sterling Travel for nonperformance on the agreement.
(See Note 13)

On June 7, 1995, the Company acquired a 24.5% limited partnership interest in VictoryVillages Ltd. III that is constructing a 320 unit apartment project generally known as Victory Village, in exchange for 1,200,000 shares of Rule 144 stock in the Company valued at $300,000. The shares are restricted from resale for a period of two years, and 720,000 of the shares are subject to a voting agreement wherein the Company directors vote the shares. On June 10, 1995, an Amended and Restated Limited Partnership
Agreement of Victory Village Ltd. III Limited
Partnership was executed with Moonridge Development
Corp., a wholly owned subsidiary of the Company, in which Moonridge Development Corp. became the 24.5% Limited Partner. On May 31, 1996, an assignment was made to the Company for the 24.5%
Limit Partner interest in Victory Village Associates,
LTD III as part  of the sale of Moonridge Development
Corp.

During 1995, the Company issued 1,216,844 shares of S-8 stock for director, employee, andconsulting fees, issued as follows: 264,830 shares were issued as consulting fees; 500,000 S-8 shares were options received by certain consultants; 300,000 shares of S-8 stock were R.V. Jones' options and were exercised by the Company and given to him as his construction fee for the Mission Valley Mini Storage project; and the remainder of the S-8 stock was issued to directors, consultants, and employees pursuant to the C.E.C.
Industries Corp. 1995Stock Award Plan.  George
Matthews received 262,000 shares (See Note 5). Value of the shares issued per the S-8 Registration was the bid price at the time of the issue, ranging from $.56 to $.94 per share. During 1996, the Company issued
3,372,830 shares of S-8 stock to directors, consultants, and employees pursuant to the C.E.C. Industries Corp.
1996 Stock

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS
MARCH 31, 1997, 1996 AND 1995

NOTE 13 - PREFERRED STOCK (CONTINUED)

Award Plan. Value of the shares was the bid price at the time of the issue, averaging $.32 per share.

On March 28, 1996, the Company issued 8,663,041
shares of non-convertible voting preferred stock Series
"C" par value $.001 and 8,660,000 shares of common
stock par value $.05 in exchange for 100% of the
common stock of Mid-Nevada Art, Inc., 100% of
thecommon stock of Basia Holding, Inc. and 100%
interest in oil and gas leases. The shares    were value at
$1,361,474,  $800,000 and $1,231,250, respectively.


NOTE 14 - DISCONTINUED OPERATIONS

On May 16, 1996, the Company sold Moonridge
Development Corp. at book value. No Revenues or expenses were included in the consolidated financial statements for the year ended March 31, 1997. The statements of operations for the years ended March 31, 1996 and 1995 have been restated to reflect the net losses of $312,510 and $17,170, respectively. Gross revenues for the years ended March 31, 1996 and 1995, were $1,187,207 and $0. The Company reflected a gain on the transaction of $390,796.

The following is a condensed balance sheet of Moonridge Development Corp. as of March 31, 1996:

    Condensed Balance Sheet

    Current Assets                                   $533,869
    Equipment, Net                                   23,819
    Other Assets                                     557,015
                                                     ---------
    Total Assets                                     1,114,703
                                                     =========

    Current Liabilities                              1,424,498
    Common Stock                                     20,000
    Deficit                                          (329,795)
                                                     ----------
    Total Liabilities and Capital                    $1,114,703
                                                     ===========


On June 15, 1996, the Company entered into a purchase agreement with Auto Express, Inc. wherein the Company purchased 100% of the issued and outstanding shares of Auto Express, Inc. The agreement called for the issuance of 495,000 common shares at $.35 per share or $173,250. The agreement was completed on June 28, 1996. Auto Express, Inc. is involved in the business of transporting vehicles across the United States for major businesses as well asconsumers. The transaction was accounted for using the Purchase Method. Loss from

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS
MARCH 31, 1997, 1996 AND 1995

 NOTE 14 - DISCONTINUED OPERATIONS
(CONTINUED)

discontinued operations was reported during the period
of ownership in the amount of  $49,935. On January 31,
1997 the purchase agreement was canceled  because of
non   performance on the part of Auto Express, Inc.

The following are condensed balance sheets and statements of operations as of June 30,1996, the date of purchase and December 31, 1996, the date the agreement was canceled.

    Condensed Balance Sheet          June 30, 1996     December 31, 1996

    Current Assets                   $  201,459        $210,161
    Equipment, Net                   253,455           200,428
                                     ----------        -------
    Total Assets                     454,914           410,589
                                     =======           =======

    Liabilities                      509,051           490,559
    Common Stock                     14,350            14,350
    Deficit                          (68,487)          (94,320)
                                     --------          -------
    Total Liabilities and Capital    $454,914          $410,589
                                     ========          ========

    Condensed Statement of
      Operations

    Gross Revenues                   $834,208          $1,166,573
    Expenses                         858,310           1,216,508
                                     -------           ----------
    Net Operating Loss               $(24,102)         $(49,935)
                                     ========          ========

On June 27, 1996, the Company entered into an
Exchange Agreement with One World Cards, Inc. &
Bruce Perlowin, its President for 278 - $10,000 prepaid long distance calling cards at a rate of approximately
$0.45 per minute or better and an expiration date of five
(5) years from the date of closing in exchange for 18 original art works by Sky M. Jones with appraisal books and appraisals totaling $2,779,700 owned by the Company's wholly owned subsidiary Mid-Nevada Art, Inc. Because of the inability of One World Cards, Inc.
to activate the prepaid calling cards, the exchange agreement was canceled.

On June 27, 1996, the Company entered into an
Exchange Agreement with One World Cards, Inc. and
Bruce Perlowin, its President for 3 - $100,000 prepaid long distance calling cards at a rate of $0.45 per minute or better with no expiration date and 45 -$10,000 prepaid long distance calling cards at a rate of approximately $0.45 per minute or better and an expiration date of five (5) years from the date of closing in exchange for 12 original arts

C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS
MARCH 31, 1997, 1996 AND 1995

 NOTE 14 - DISCONTINUED OPERATIONS
(CONTINUED)

 works by Sky M. Jones with appraisal books and appraisals totaling $750,000 owned by the Company's wholly owned subsidiary Mid-Nevada Art, Inc. On June
27, 1996 the Company issued 200,000 shares of common stock at $.35 per share or $70,000. On
September 24, 1996, the Company canceled the shares as a result of One World Cards, Inc. inability to activate the prepaid calling cards.