Form 10-Q
period 1997-06-30
CEC INDUSTRIES CORP
filed 1997-11-14
CIK 54175

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549



                                  FORM 10-Q
                 Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934.


For the quarter ended    June 30, 1997     Commission file number   0-16734




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


As of June 30, 1997, there were 17,736,795 shares of common stock outstanding.

                                   INDEX




PART I - FINANCIAL INFORMATION                                   Page No.

     Item 1.   Financial Statements

          Balance Sheet as of June 30, 1997 and
            March 31, 1997                                       3-4

          Statement of Income for the three months
            ended June 30, 1997 and 1996                              5

          Statement of Cash Flows for the three months ended
            June 30, 1997 and 1996                               6-7

          Notes to Financial Statements                          8

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation           9


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                 10

     Item 2.   Changes in Securities                                  10

     Item 3.   Defaults by the Company upon its
               Senior Securities                                 10

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                  10

     Item 5.   Other Information                                 10

     Item 6.   Exhibits and Reports of Form 8-K                       10

     SIGNATURES                                             11



                                   Page Two

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                  C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1997 AND MARCH 31, 1997

                                  ASSETS

                                         JUNE 30,     MARCH 31,
                                         1997         1997

Current Assets
   Cash and Cash Equivalents             $1,843       $786
   Inventory                             181,199      181,199
   Trading Securities at Market Value
       (Cost at June 30, 1997 and
        March 31, 1997 $2,656,656)       1,256,616    2,910,480
                                         ---------    ---------
   Total Current Assets                  1,439,658    3,092,465

Other Assets
   Security Deposits                     4,012        4,012
   Accounts Receivable - Related
        Parties                          220,635      220,635
   Notes Receivable - Related
        Parties                          163,000      163,000
   Accrued Interest Receivable -
        Related Parties                  14,733       11,473
   Patents, at Cost (Net of
        Accumulated Amortization
        of $2,375 and $9,500)            89,821       92,196
   Investment - Limited
        Partnership                      300,000      300,000
   Artworks                              1,747,199    1,747,199
   Coal Reserves                         800,000      800,000
   Oil and Gas Interests                 1,231,250    1,231,250
                                         ---------    ---------
   Total Other Assets                    4,570,650    4,569,765
                                         ---------    ---------

Total Assets                             $6,010,308   $7,662,230
                                         ==========   ==========

                           Prepared without Audit
                                 Page Three

                        CONSOLIDATED BALANCE SHEETS
                     JUNE 30, 1997 AND MARCH 31, 1997
                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                           JUNE 30,     MARCH 31,
                                           1997         1997

Current Liabilities
  Accounts Payable                         $325,513     $239,919
  Notes Payable - Related Parties          378,781      378,781
                                           -------      -------
  Total Current Liabilities                704,294      618,700

Stockholders' Equity
   Convertible Preferred Stock,
     Par Value $.001 Per Share,
     Authorized 100,000,000
     Shares, Issued and Outstanding
     10,663,041 Shares at June 30, 1997
     and March 31, 1997                    10,663        10,663
   Common Stock, Par Value $.05 Per
     Share, Authorized  50,000,000
     shares; Issued and Outstanding,
     17,736,795 Shares at June 30,
     1997 and March 31, 1997               886,840       886,840
   Paid In Capital                         8,572,104     8,572,104
   Retained Earnings - A Deficit           (4,163,593)   (2,426,077)
                                           ----------    ----------
   Total Stockholders' Equity              5,306,014     7,043,530
                                           ---------     ---------

Total Liabilities and
   Stockholders' Equity                    $ 6,010,308   $ 7,662,230
                                           ===========   ===========

                          Prepared without Audit
                                 Page Four

                   CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE QUARTER ENDED JUNE 30, 1997 AND 1996

                                            1997           1996

Income
  Sales                                     $0             $970,723
  Royalty Income                            1,380          0
                                            -----          --------

Total Income                                1,380          970,723

Cost of Sales                               380            1,016,872
                                            -----          ---------

Gross Profit                                1,000          (46,149)

Selling, General and
  Administrative Expenses                   78,251         247,839

Other Income (Expense)
   Interest Income                          3,260          20,700
   Temporary Decrease in
     Marketable Securities                  (1,650,604)    0
   Interest Expense                         7,286          308,785
   Loss on Disposal of Subsidiary           0              (20,000)
                                            ----------     -------

(Loss) Before Income Taxes                  (1,737,516)    (602,073)

Provision for Income Taxes                  0              0
                                            -----------    ---------

Net (Loss)                                  $(1,737,516)   $(602,073)
                                            ===========    =========

Loss Per Common and Common Share
   Equivalent:
     Net (Loss)                             $(.10)         $(.03)
                                            =====          =====

                            Prepared Without Audit
                                  Page Five

                  C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE QUARTER ENDED JUNE 30, 1997 AND 1996

                                                  1997          1996
Cash Flows From Operating Activities
 Net Loss                                         $(1,737,516)  $ (602,073)
 Temporary Decrease in Trading
   Securities                                     1,653,864     0
 Adjustments to Reconcile Net
   Loss to Net Cash Used In
     Operating Activities
     Depreciation and Amortization                2,375          2,262
     (Gain) Loss on Investments                   0              20,000
   Common Stock Issued for
     Professional Services                        0              204,120
   Changes in Assets and Liabilities
   Decrease in Restricted Cash                    0              500,000
   Decrease in Accounts Receivable                0              534,869
   (Increase) Decrease in Inventory               0              1,554,185
   (Increase) Decrease in Other Assets            (3,260)        32,667
   Increase (Decrease) in Accounts Payable        85,594         (222,082)
   Decrease in Bank Overdraft                     0              (28,257)
   Increase in Payroll Taxes                      0              (65,576)
   Decrease in Accrued Liabilities                0              (263,755)
   Total Adjustments                              1,738,573      714,248
                                                  ---------      -------
  Net Cash Provided By Operating Activities       1,057          2,268,433

Cash Flows From Investing Activities
  Net Assets-Subsidiary                           0              105,674
  Note Receivable - Related Party                 0              (230,979)
                                                  ----           --------
  Net Cash Used in Investing Activities           0              (125,305)

Cash Flows From Financing Activities
  Principal Payments on Debt                      0              (1,920,524)
  Proceeds From Sale of Common Stock              0              204,120
  Proceeds From Notes Payable                     0              175,064
                                                  ----           -------
  Net Cash Provided By
    Financing Activities                          0              (1,541,340)
                                                  ----           ----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                1,057          (285)

Cash and Cash Equivalents at Beginning of Year    786            3,276

Cash and Cash Equivalents at End of Year          $1,843         $2,991
                                                  ======         ======

                           Prepared without Audit
                                  Page Six

                  C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE QUARTER ENDED JUNE 30, 1997 AND 1996

Supplemental Disclosures of Cash
  Flow Information
  Cash Paid During the Year
    For Interest                                  $7,286         $143,401
                                                  ======         ========

  Income Taxes                                    $0             $0
                                                  ======         =========

Supplemental Schedule of Non-Cash Investing and financing Activities

During the quarter ended June 30, 1996, the Company issued 652,000 shares of common stock on Form S-8 for professional services. The shares were valued at $204,120.

On June 15, 1996, the Company purchased Auto Express, Inc. in exchange for 495,000 shares of common stock, for a total value of $173,250.

On June 21, 1996, the Company purchased $70,000 in phone cards from One World Communications, Inc. in exchange for 200,000 shares of common stock, for a total value of $70,000.

                           Prepared without Audit
                                 Page Seven

                           C.E.C. INDUSTRIES CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.   Statement of Information Furnished

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997, the results of operation for the three months ended June 30, 1997 and 1996 and the cash flows for the three months ended June 30, 1997 and 1996. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 1997 Annual Report on Form 10-K.

     Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statement be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 1997 Annual Report on Form 10-K.


                                  Page Eight

                           C.E.C. INDUSTRIES CORP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


       Sales for the quarter ended June 30, 1997 were $1,380 compared to sales for the quarter ended June 30, 1996 of $970,723. Sales in 1997 consisted of revenues from oil royalties.

        The Company depended on short term financing for its operating expenses during the first quarter. The quarter ended June 30, 1996 the company issued 652,000 shares of common stock on Form S-8 for professional services. The shares were valued at $204,120. Selling, General and Administrative Expenses decreased from $247,839 in 1996 to $78,251 in 1997 due to a decrease in consulting and legal expenses during the first quarter. Interest expenses decreased from $308,757 in 1996 to $7,286 in 1997 due to reduction in debt during the past year.

        The decreases in trading securities was due to a temporary decrease in the market value per share of securities held for sale.


                                  Page Nine

                           C.E.C. INDUSTRIES CORP.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
             None

Item 2.  Changes in Securities
             None

Item 3.  Defaults by the company upon its Senior Securities
             None

Item 4.  Submission of Matter to a Vote of Security Holders
             None

Item 5.  Other Information
             None

Item 6.  Exhibits and Reports of Form 8-K
             None


                                  Page Ten

                           C.E.C. INDUSTRIES CORP.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C.E.C. INDUSTRIES CORP.
(Registrant)


By  /s/Gerald H. Levine             By /s/Marie Levine
     Gerald H. Levine                  Marie A. Levine
     President and                     Principal Financial and
     Chief Operations Officer          Accounting Officer


Date: August 25, 1997              Date: August 25, 1997















                                 Page Eleven