Form 10-Q
period 1997-09-30
CEC INDUSTRIES CORP
filed 1998-02-04
CIK 54175

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-Q
            Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934.




For Quarter Ended 9/30/97                Commission File Number 1-6203

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

                             INDEX


PART I - FINANCIAL INFORMATION
                                                       Page No.

     Item 1.   Financial Statements

      Balance Sheet as of September 30, 1996 and
        March 31, 1996                                        3-4

      Statement of Operations for the Quarter
        ended September 30, 1997 and 1996                     5

      Statement of Operations for the Six Month Periods
        ended September 30, 1997 and 1996                     6

      Statement of Cash Flows for the six months ended
        September 30, 1997 and 1996                           7-8

      Notes to Financial Statements                           9

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation   10

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                              11

     Item 2.   Changes in Securities                          11

     Item 3.   Defaults by the Company upon its
               Senior Securities                              11

     Item 4.   Submission of Matter to a Vote of
               Security Holders                               11

     Item 5.   Other Information                              11

     Item 6.   Exhibits and Reports of Form 8-K               11

     SIGNATURE                                                12

                     PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                 SEPTEMBER 30, 1997 AND MARCH 31, 1997

                                ASSETS


                                             SEPTEMBER   MARCH 31,
                                             30, 1997    1997
                                             UNAUDITED

Current Assets
  Cash and Cash Equivalents                  $2,796       $786
  Inventory                                  181,199      181,199
  Trading Securities at Market Value
   (Cost at September 30, 1997 and
   March 31, 1997 $2,656,656)                213,625      2,910,480
                                             -------      ---------
  Total Current Asset                        397,620      3,092,465

Other Assets
  Security Deposits                          4,012        4,012
  Accounts Receivable - Related Parties      220,635      220,635
  Notes Receivable - Related Parties         163,000      163,000
  Accrued Interest Receivable -
    Related Parties                          17,993       11,473
  Patents, at Cost (Net of Accumulated
    Amortization of $14,250 and $9,500)      87,446       92,196
  Investment - Limited Partnership           300,000      300,000
  Artworks                                   1,747,199    1,747,199
  Coal Reserves                              800,000      800,000
  Oil and Gas Interests                      1,231,250    1,231,250
                                             ---------    ---------
  Total Other Assets                         4,571,535    4,569,765
                                             ---------    ---------

Total Assets                                 $4,969,155   $7,662,230
                                             ==========   ==========
                        Prepared without audit.

                      CONSOLIDATED BALANCE SHEETS
                SEPTEMBER 30, 1997 AND MARCH 31, 1997
                  LIABILITIES AND STOCKHOLDERS' EQUITY


                                             SEPTEMBER     MARCH 31,
                                             30, 1997      1997
                                             UNAUDITED

Current Liabilities
  Accounts Payable                           $381,310      $239,919
  Notes Payable - Related Parties            378,781       378,781
                                             --------      -------
  Total Current Liabilities                  760,091       618,700

Stockholders' Equity
   Convertible Preferred Stock, Par Value
     $.001 Per Share, Authorized
     100,000,000 Shares, Issued and
     Outstanding 10,663,041 Shares at
     September 30, 1997 and March 31, 1997  10,663         10,663
   Common Stock, Par Value $.05 Per Share,
     Authorized  50,000,000 shares;
     Issued and Outstanding, 17,736,795
     Shares at September 30, 1997 and
     March 31, 1997                         886,840        886,840
   Paid In Capital                          8,572,104      8,572,104
   Retained Earnings - A Deficit            (5,260,543)    (2,426,077)
                                            ----------     ----------
   Total Stockholders' Equity               4,209,064      7,043,530
                                            ---------      ---------
Total Liabilities and Stockholders' Equity  $4,969,155     $7,662,230
                                            ==========    ===========

                        Prepared without Audit
                               Page Four

                C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE QUARTER ENDED SEPTEMBER 30, 1997 AND 1996

                                            1997         1996
                                            UNAUDITED

Income
  Sales                                     $1,133       $835,590
  Royalty Income                            318          0
                                            ------       --------

Total Income                                1,451        835,590

Cost of Sales                               0            664,228
                                            ------       -------

Gross Profit                                1,451        171,362

Selling, General and Administrative
  Expenses                                  98,793       237,273

Other Income (Expense)
  Interest Income                           3,260        20,530
  Temporary Decrease in Marketable
   Securities                               (1,042,991)  0
  Interest Expense                          (9,813)      (65,722)
  Gain on sale of investment                0            1,195,132
                                            -----------  ---------
                                            1,049,544    1,149,940

(Loss) Before Income Taxes                  (1,146,886)  1,149,132

Provision for Income Taxes                  0            0
                                            -----------  ----------
Net (Loss)                                  $(1,146,886) $1,048,142
                                            ===========  ==========

Loss Per Common and Common Share
   Equivalent:
     Net (Loss)                              $(0.06)     $0.03
                                             ======      =====

                         Prepared Without Audit
                                Page Five

                C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE SIX MONTHS PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

                                            1997         1996
                                            UNAUDITED

Income
  Sales                                     $1,730       $1,806,313
  Royalty Income                            1,101        0
                                            ------       ----------

Total Income                                2,831        1,806,313

Cost of Sales                               380          1,681,228
                                            ------       ---------

Gross Profit                                2,451        125,213


Selling, General and Administrative
  Expenses                                  179,419      520,999

Other Income (Expense)
  Interest Income                           6,520        41,230
  Temporary Decrease in Marketable
    Securities                              (2,696,855)  0
  Interest Expense                          (17,099)     (374,507)
  Gain on sale of investment                0            1,175,132
                                            ----------   ---------
                                            (2,707,434)  841,855

(Loss) Before Income Taxes                  (2,884,402)  446,049

Provision for Income Taxes                  0            0
                                            -----------  --------
Net (Loss)                                  $(2,884,402) $446,049
                                            ===========  ========

Loss Per Common and Common Share
   Equivalent:
     Net (Loss)                             $(0.16)      $0.03
                                            ======       =====

                          Prepared Without Audit
                                Page Six

                C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE SIX MONTHS PERIOD ENDED SEPTEMBER 30, 1997 AND 1996
                               UNAUDITED


                                                  1997          1996
Cash Flows From Operating Activities
 Net Loss                                         $(2,884,402)  $446,069
 Temporary Decrease in Trading Securities         2,696,855     0
Gain on Sale of Assets                            0             (1,195,132)

Adjustments to Reconcile Net Loss to Net Cash
 Used in Operating Activities
   Depreciation and Amortization                  4,750         14,112
   (Gain) Loss on Investments                     0             20,000
   Common Stock Issued for Professional Services  0             204,120
   Changes in Assets and Liabilities
   Decrease in Restricted Cash                    0             500,000
   Decrease in Accounts Receivable                0             446,001
   (Increase) decrease in Inventory               0             (19,259)
   (Increase) decrease in Other Assets            (6,520)       88,824
   Increase (decrease) in Accounts Payable        47,925        494,556
   Decrease in Accrued Liabilities                0             (272,085)
                                                  ---------     --------
   Total Adjustments                              2,836,475     281,137
                                                  ---------     --------
 Net Cash Provided By Operating Activities        47,925        727,206

Cash Flows From Investing Activities
  Sale of Land                                    0             1,554,185
  Capital expenditures                            0             (262,533)
  Excess of purchase price of asset over cost     0             (30,035)
                                                  ---------     ---------
  Net Cash Used in Investing Activities           0             1,261,617

Cash Flows From Financing Activities
  Principal Payments on Debt                      0             (2,124,906)
  Proceeds From Sale of Common Stock              0             204,120
  Proceeds From Notes Payable                     49,935        222,964
  Notes Receivable - Related Parties              0             (306,810)
  Payments received on notes receivable           0             17,000
                                                  ---------     ----------
Net Cash Provided By Financing Activities         49,935        (1,987,632)
                                                  ---------     ----------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                2,010         1,191

Cash and Cash Equivalents at
  Beginning of Year                               786           3,276

Cash and Cash Equivalents at End of Year          $2,796        $4,467
                                                  ==========    ==========

                        Prepared without Audit
                               Page Seven

                C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE QUARTER ENDED SEPTEMBER 30, 1997 AND 1996

Supplemental Disclosures of Cash Flow Information
  Cash Paid During the Year
  For Interest                                     $9,813          $143,401
                                                   ======          ========

  Income Taxes                                     $0              $0
                                                   =======         =========

                         Prepared without Audit
                              Page Eight

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)



1.   Statement of Information Furnished

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10Q instructions and in the opinion of management contains all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997, the results of operation for the six months ended September 30, 1997 and 1996 the cash flows for the six months ended September 30, 1997 and 1996. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the company's 1997 Annual Report on Form 10-K.

     Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with the financial statements and notes there to incorporated by reference in the Company's 1997 Annual Report on Form 10-K.


                     Prepared without Audit
                           Page Nine

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Quarter Ended September 30, 1997


       The Sales for the three months ended September 30, 1997, were $1,451 compared to sales for the three months ended September 30, 1996 of $835,590. Sales in 1997 consisted of revenues from Silent Radio fees and oil royalties.

       The Company depended on short term financing for its operating expenses during the first, second and third quarter of 1997. Management is seeking acquisitions that would produce a continual cash flow.

       Selling, General and administrative expenses decreased from $273,860 in 1996 to $98,793 in 1997 due to decreases in professional fees. Interest expense decreased from $65,722 in 1996 to $9,813 in 1997 due to accrued interest.


        Management's Discussion and Analysis of Financial Condition and Results of Operations for the Six Months Ended September 30, 1997

       The Sales for the six months ended September 30, 1997, were $2,831 compared to sales for the six months ended September 30, 1996 of $1,806,313. Sales in 1997 consisted of revenues from Silent Radio fees of $1,730 and oil royalties of $1,101.

       The Company depended on short term financing for its operating expenses during the first and second quarter of 1997. Management is seeking acquisitions that would produce a continual cash flow.

       Selling, General and administrative expenses decreased from $520,999 in 1996 to $179,419 in 1997 due to decreases in professional fees. Interest expense decreased from $304,507 in 1996 to $17,094 in 1997 due to a decrease in Debt.


              Management's Discussion of Notes Payable

       As part of the acquisition on March 28, 1996, of Mid-Nevada Art, Inc., Basia Holding, Inc. and 100% interest in oil and gas leases, the Company assumed a note payable to C.E.C. Industries Corp. in the amount of $382,310. During fiscal 1996, principal payments of $3,530 were applied to the note, leaving a balance at September 30, 1998 of $378,781. The note is payable on demand and interest is payable at the rate of 8% per annum.

                     Prepared without Audit
                           Page Ten

PART II - OTHER INFORMATION


Item 1.              Legal Proceedings

       None.

Item 2.              Changes in Securities

       None..

Item 3.              Defaults by the company upon its Senior Securities

       None.

Item 4.              Submission of Matters to a Vote of Security Holders

       None.

Item 5.              Other Information

       None.

Item 6.              Exhibits and Reports on Form 8-K

       None.


                    Prepared without Audit
                          Page Eleven

                            SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   C.E.C. INDUSTRIES CORP.

January 30, 1998                   /s/Gerald Levine
(Date)                             Gerald Levine, President
                                   Chief Operations Officer


January 30, 1998                   /s/Marie A. Levine
(Date)                             Principal Fanincial and
                                   Accounting Officer