Form 10-K/A
period 1997-03-31
CEC INDUSTRIES CORP
filed 2000-10-20
CIK 54175

SECURITIES AND EXCHANGE COMMISSION
       Washington, D.C.  20549

             FORM 10-K/A

[X]   ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)OF  THE
SECURITIES EXCHANGE  ACT OF 1934

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
SECURITIES  EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 1997

Commission File Number: 0-16734

       C.E.C. INDUSTRIES CORP.
(Exact name of registrant as specified in its charter)

     Nevada                                       87-0217252
(State  or  other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                    Identification No.)

     3450 E Russell Road
     Las Vegas, Nevada                            89120
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number including area code: (702) 214-4253

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

PART I

ITEM 1.   BUSINESS

(a) General

     C.E.C. Industries Corp. is a Nevada corporation with principal and executive offices located at 3450 E Russull Road, Las Vegas, Nevada 89120, telephone
(702) 214-4253. C.E.C. Industries Corp. and it's consolidated subsidiaries are referred to as either C.E.C. or the "Company." C.E.C. is engaged in several unrelated businesses through its primary subsidiaries, Custom Environmental International, (hereinafter referred to as "CEI"), (carbon reactivation technology), Mid-Nevada Art,
Inc. (hereinafter referred to as "Mid-Nevada Art"), (art collection), and Basia Holding, Inc. (hereinafter referred to as "Basia"), (holds title to 9,000 acres of land and mineral leases in Tennessee). The Company also has methane gas interests in Alabama (hereinafter referred to as "Atlas
Methane Leases") and a 24.5% interest in Victory Village Associates Limited III (hereinafter referred to as "Victory Village"), (320 unit multi-family project in Henderson, Nevada). The Company's current organization was accomplished through a merger and acquisition program during the last two fiscal years ended March 31, 1997, and continuing through the present.

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

The Directors and Officers of the Company as of March 31, 1997 are as follows:

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

Management Transactions as of March 31, 1997

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

C.E.C. INDUSTRIES CORP.

By:  /s/ Brian Dvorak                 Dated:  October 20, 2000
     ---------------------
     Brian Dvorak, President

          C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)

                    FINANCIAL STATEMENTS
                     March 31, 1997
                          and
                     March 31, 1996

                        TABLE OF CONTENTS

                                                           PAGE
INDEPENDENT AUDITORS' REPORT

BALANCE SHEET - ASSETS                                     F-1

BALANCE SHEET - LIABILITIES AND SHAREHOLDER'S EQUITY       F-2

STATEMENT OF OPERATIONS                                    F-3

STATEMENT OF STOCKHOLDERS' EQUITY                          F-4

STATEMENT OF CASH FLOWS                                    F-5

NOTES TO FINANCIAL STATEMENTS                              F-7 - F-26

James E. Slayton, CPA
2858 WEST MARKET STREET
SUITE C
AKRON, OHIO 44333
1-330-864-3553

INDEPENDENT AUDITORS' REPORT

Board of Directors                           May 19, 2000
C.E.C. Industries Corporation (the Company)
Las Vegas, Nevada 89120

     I have audited the Balance Sheet of C.E.C. Industries Corporation, as of March 31, 1997 and March 31, 1996, and the related Statements of Operations, Stockholders' Equity and Cash Flows for the years ending March 31, 1997 and March 31, 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C.E.C. Industries Corporation, as of March 31, 1997, and March 31, 1996, and the results of its operations and cash flows for the period in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note
3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ James E. Slayton
---------------------------
James E. Slayton, CPA
Ohio License ID# 04-1-15582

C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)
                      BALANCE SHEET

                          ASSETS


                                March 31         March 31
                                    1997             1996

CURRENT ASSETS
Cash                                  786.00         3,276.00
Restricted Cash                                    500,000.00
Accounts Receivable                                543,566.00
Inventory                         181,199.00       181,199.00
                                -------------    -------------
Total Current Assets              181,985.00     1,228,041.00

PROPERTY AND EQUIPMENT
Property and Equipment
(net of depreciation)                   0.00        59,265.00
Land                                             4,157,528.00
                                -------------    -------------
Total Property and Equipment            0.00     4,216,793.00

OTHER ASSETS
Notes Receivable-Related Parties  163,000.00       180,000.00
Accrued Interest Receivable        11,473.00        46,554.00
Other Assets                                        64,115.00
Security Deposits                   4,012.00
Accounts Receivalbe-
Related Parties                   220,635.00
Patents                            92,196.00       101,696.00
Investment-Limited Partnership    300,000.00       300,000.00
Investment in Synfuel              36,900.00
Artworks                                         1,150,267.00
Coal Reserves                                      449,243.00
Oil & Gas Interests               116,415.00       691,415.00
                                -------------    -------------
Total Other Assets                944,631.00     2,983,290.00
                                -------------    -------------
TOTAL ASSETS                    1,126,616.00    $8,428,124.00
                                -------------    -------------
                                -------------    -------------



                 See accompanying notes to financial statements
                                     F-1

          C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)
                      BALANCE SHEET

                   LIABILITIES & EQUITY

                                                 March 31         March 31
                                                    1997            1996

CURRENT LIABILITES
Accounts Payable                                   239,919.00       293,112.00
Bank Overdraft                                           0.00        29,411.00
Payroll Taxes Payable                                    0.00       119,422.00
                                                 -------------    -------------
Total Current Liabilities                          239,919.00       441,945.00

OTHER LIABILITIES
Line of Credit                                           0.00       500,000.00
Accrued Liabilities-Related Parties                      0.00       125,788.00
Accrued Liabilities-Other                                0.00       303,352.00
Notes Payable-Related Parties                    1,578,781.00       582,210.00
Long Term Notes                                          0.00     2,723,319.00
                                                 -------------    -------------
Total Other Liabilities                          1,578,781.00     4,676,614.00

                                                 -------------    -------------
Total Liabilities                                1,818,700.00     4,676,614.00

   EQUITY
Common Stock, $0.05 par value, shares: authorized, 886,840.00       783,590.00
50,000,000 shares, issued and outstanding at
March 31, 1997, 17,736,795 shares and
15,671,795 shares in 1996
Additional Paid in Capital                       7,084,580.00     7,828,030.00
Converible Preferred stock, $0.001 par value,
shares authorised, 100,000,000 shares, issued
and outstanding 10,663,041 shares in 1997 and
13,063,041 shares in 1996                           10,663.00        13,063.00
Donated Capital                                          0.00             0.00
Retained Earnings
(Deficit accumulated during development state)  (8,674,167.00)   (4,873,173.00)
                                                 -------------    -------------
Total Stockholders' Equity                        (692,084.00)    3,751,510.00
                                                 -------------    -------------
   TOTAL LIABILITIES & OWNER'S EQUITY           $1,126,616.00    $8,428,124.00
                                                 -------------    -------------
                                                 -------------    -------------


                 See accompanying notes to financial statements
                                     F-2

           C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF OPERATIONS
                         FOR PERIOD
                March 31, 1997 and March 31, 1996


                                                 March 31         March 31
                                                    1997            1996

   REVENUE
Sales                                                1,365.00           400.00
Royalty Income                                       1,414.00        75,668.00

   COSTS AND EXPENSES
Selling, General and Administrative                853,954.00     1,012,538.00
Interest Expense                                   468,129.00       354,923.00
Loss on Impairment                               2,174,510.00             0.00
Sales of Assets- Gain(Loss)                         28,160.00       (91,812.00)
Discontinued Operations (Loss)                      49,935.00       312,510.00
                                                 -------------    -------------
     Total Costs and Expenses                    3,574,688.00     1,588,159.00
                                                 -------------    -------------
          Net Ordinary Income or (Loss)         (3,571,909.00)   (1,512,091.00)
                                                 -------------    -------------
                                                 -------------    -------------
Weighted average
number of common
shares outstanding                                 21,388,879       10,536,294


  Net Loss Per Share                                    (0.17)           (0.14)


                 See accompanying notes to financial statements
                                     F-3

            C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        FOR YEARS ENDED March 31, 1997 and March 31, 1996


                                                                                    Deficit
                                                                                accumulated
                  Preferred                   Common               Additional        during    Treasury
                      Stock                    Stock                  paid-in   development       Stock
                     Shares      Amount       Shares     Amount       capital         stage       shares      Amount       Total
               ------------  ----------  -----------  ---------  ------------  ------------  -----------  ----------  ----------

Balance at
March 31, 1995     725,000        $725    1,867,459    $93,373    $5,287,443   ($2,385,041)   (5,986.00)   ($23,527)  $2,972,973
Bio-Sphere Shares
Canceled in
Connection with
Asset Purchase
Cancellation      (125,000)       (125)                                                                                    (125)
Canceled Sterling
Travel Purchase                                                      (30,788)       (4,819)                             (35,607)
24.5% Interest Victory
Village Limited Partnership               1,200,000     60,000       240,000                                            300,000
Exchanged Preferred
$.001 Shares For
Preferred $.50
Redeemable Shares (600,000)       (600                                                                                     (600)
Issued Preferred
$.50 Redeemable
Shares           4,200,000       4,200                                (3,476)                                               724
S-8 Shares
Issued             200,000         200    3,372,830    168,642       933,920                                          1,102,762
Rosenbaum Shares Canceled                   (30,000)    (1,500)      (21,000)                                           (22,500)
Issued to 401-K                               1,506         75       (19,856)                     5,986      23,527       3,746
Stock Options Exercised                     600,000     30,000       150,000                                            180,000
Exchanged  for
100% Interest
in Mid-Nevada
Art, Inc.        4,016,734       4,017    2,886,667    144,333     1,213,124                                      0   1,361,474
Exchanged  for
100% Interest
in Basia Holding,
Inc.             1,797,385       1,797    2,309,333    115,467       682,736                                            800,000
Exchanged for
100% Interest
in Oil and Gas
Interest         2,848,922       2,849    3,464,000    173,200     1,055,201                                          1,231,250
Expenses of Exchange
Agreement                                                           (171,750)                                          (171,750)
Net Loss                                                                        (1,512,091)                          (1,512,091)
               ------------  ----------  -----------  ---------  ------------  ------------  -----------  ----------  ----------
Balance at
March 31,1996   13,063,041     $13,063   15,671,795   $783,590    $9,315,554   ($3,901,951            0          $0  $6,210,256
S-8 Shares issued for                     2,065,000    103,250       454,150                                            557,400
Services
Exchanges for 100% Interest
in Auto Express, Inc. on
June 15, 1996                               495,000     24,750       148,500                                            173,250
Issued for Telephone
Calling Cards                               200,000     10,000        60,000                                             70,000
Auto Express Exchange
Canceled on January 31, 1997               (495,000)   (24,750)     (148,500)                                          (173,250)
Shares Issued for Telephone
Calling Cards Canceled                     (200,000)   (10,000)      (60,000)                                           (70,000)
Shares Redeemed in
Connection with
pay-off of Note
Receivable      (2,400,000)     (2,400)                           (1,197,600)                                        (1,200,000)
Net Loss                                                                        (3,571,909)                          (3,571,909)
Dividends Paid on
Preferred Stock                                                                   (165,372)                            (165,372)
               ------------  ----------  -----------  ---------  ------------  ------------  -----------  ----------  ----------
Balance at
March 31,1997   10,663,041     $10,663   17,736,795   $886,840    $8,572,104   ($7,639,232)           0          $0  $1,830,375
               ------------  ----------  -----------  ---------  ------------  ------------  -----------  ----------  ----------
               ------------  ----------  -----------  ---------  ------------  ------------  -----------  ----------  ----------


                 See accompanying notes to financial statements

            C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)
             CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE YEARS ENDED



                                                    March 31, 1997     March 31, 1996
                                                    --------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss) from operations                            ($3,571,909)       ($1,512,091)
Adjustments to reconcile net income or loss
to net cash used in operation activities
Depreciation Expense                                        6,786             22,530
Amortization                                                9,500              9,500
Loss on Impairment of Assets                            2,174,510
(Gain) Loss on Sale of Marketable Securities                    0             34,996
Redemption of Preferred Stock                          (1,200,000)
(Gain) Loss on Investments                                      0             56,206
(Gain) Loss on Equipment                                   28,160                  0
Treasury Stock Issued for 401(k)                                0             23,527
Common Stock Issued for Professional Fees &
Directors Fees                                            557,400          1,102,762
Changes in Assets and Liabilities
(Increase) Decrease in Restricted Cash                    500,000            500,000
(Increase) Decrease in Accounts Receivable                543,566           (538,405)
(Increase) Decrease in Inventory                                0          1,092,258
(Increase) Decrease in Current Assets                      64,115            268,139
(Increase) Decrease in Accrued Interest Receivable         35,081                  0
(Increase) Decrease in Property and
Equipment less costs                                    4,080,733
(Increase) Decrease in Security Deposits                   (4,012)                 0
Increase (Decrease) in Accounts Payable                   (53,193)           259,024
Increase (Decrease) in Bank Overdraft                     (29,411)            29,411
Increase (Decrease) in Payroll Taxes                     (119,422)           119,422
Increase (Decrease) in Accrued Liabilities               (429,139)            62,568
                                                    --------------     --------------
Total Adjustments                                       6,164,674          3,041,938
                                                    --------------     --------------
     Net Cash provided by Operating Activities       2,592,765.00       1,529,847.00


                 See accompanying notes to financial statements
                                     F-5



CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment land                                     0           (514,266)
Proceeds from sale of assets                                  500             70,000
Capital Expenditures                                            0             (4,389)
Payments Received on Notes Receivable                           0             14,547
Proceeds from Sales of Marketable Securities                    0             34,996
Investment - Limited Partnership                                0           (300,000)
Patent Expenditures                                             0             (3,548)
Advances or Payments Notes
Receivable - Related Parties                            1,217,000         (1,426,554)
Advances or Payments Accounts
Receivable - Related Parties                             (220,635)                 0
                                                    --------------     --------------
      Net cash used by investing activities               996,865         (2,129,214)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds Sale of Common Stock (Net)                             0             49,906
Principal Payments on Debt                             (3,426,748)          (635,000)
Proceeds From Notes Payable                                     0          1,160,283
Preferred Dividends Paid                                 (165,372)                 0
                                                    --------------     --------------
      Net cash provided by financing activities        (3,592,120)           575,189
                                                    --------------     --------------
      Net increase (decrease)  in cash
      and cash equivalents                                 (2,490)           (24,178)
      Cash and cash equivalents at
      beginning of year                                     3,276             27,454
                                                    --------------     --------------
      Cash and Cash Equivalents at End of Year               $786             $3,276
                                                    --------------     --------------
                                                    --------------     --------------
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for interest                   $383,568           $467,358
                                                    --------------     --------------
                                                    --------------     --------------
Income Taxes                                                   $0               $200
                                                    --------------     --------------
                                                    --------------     --------------


                 See accompanying notes to financial statements
                                     F-6-

            C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)
                NOTES TO FINANCIAL STATEMENTS

The accompanying notes are an integral part of these financial statements.

Supplemental Schedule of Non_Cash Investing and Financing Activities

During 1996 and 1995, the Company issued 5,986 and 45,189 and shares of treasury stock valued at $23,527 and $11,298, respectively, as a contribution to the retirement plan.
(See Note 7)

During 1994, the Company issued 600,000 shares of preferred stock at $4.00 per share ($2,400,000) as additional value for the unimproved land purchased in Las Vegas, Nevada.

During 1996, the Company converted the 600,000 shares of $4.00 preferred stock into 4,200,000 shares of new series "B" non_converting preferred stock with a par value of $0.001 per share, with a redemption value of $.50 per share, that has attached to the issue one vote per share, equal in value to one vote of common stock and each share pays a cumulative preferred dividend of 10% per year. The Company may redeem the 4,200,000 shares of new Series B" non_converting preferred stock through October 12, 1999. On December 20, 1995, the Company issued an additional 100,000 nonvoting preferred shares with a par value of $.001 per share, redeemable at $.50 per share and 100,000 voting preferred shares with a par value of $.001 per share, redeemable at $.50 per share in consideration of raising DMS Golf Enterprises, Inc. note receivable from $1,000,000 to $1,200,000.

In fiscal 1996, the remaining investment Logos International, Inc. was sold for $34,996. In fiscal 1994, the investment in Logos International, Inc. was written down to its market value resulting in a loss of $625,960. (See Note
3)

During 1995, the Company purchased 100% of Sterling Travel with net assets valued at $30,788 through incurring accrued expenses of $30,788. During 1996, the Company rescinded the purchase agreement with Sterling Travel for nonperformance on the agreement. (See Note 13)

During 1995, the Company issued 125,000 shares of preferred stock to Bio_Sphere Technology valued at $62,500 for medical technology. (See Notes 8 and 13). During 1996, the Company agreed to cancel the agreement with Biosphere Technology, and accordingly, canceled the preferred shares issued.

In fiscal 1997, the Company issued 2,065,000 shares of common stock on Form S_8 for professional services. In fiscal 1996, the Company issued 3,972,830 shares of common stock on Form S_8 for directors' fees and professional services. In fiscal 1995, the Company issued 449,974 shares of common stock on Form S_8 for directors' fees and professional services. The shares were valued at $557,400, $1,102,762, and $489,447 respectively, for an average of $0.20 per share.

            C.E.C. Industries, Corp. and Subsidiaries
                NOTES TO CONSOLIDATED FINANCIAL
                         STATEMENTS
                   MARCH 31, 1997, AND 1996

The accompanying notes are an integral part of these financial statements. Supplemental Schedule of Non_Cash Investing and Financing Activities (Continued)


On March 28, 1996, the Company issued 8,660,000 shares of common stock and 8,663,041 shares of preferred stock in exchange for 100% of the common stock of Mid_Nevada Art, Inc., 100% of the common stock of Basia Holding, Inc. and 100% interest in oil and gas leases. The shares were valued at $1,361,474, $800,000 and $1,231,250, respectively, less expenses of the exchanges of $171,500.

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

NOTE 1 _ SIGNIFICANT ACCOUNTING POLICIES

Business and Principles of Consolidation

The consolidated financial statements include the accounts of C.E.C. Industries Corp. (the Parent) and its subsidiaries, Custom Environmental International, Inc. ("CEI") (80% owned the reduction in ownership of CEI from 90% was due to the issuance of additional shares of common stock to employees in lieu of salaries), Plata Oro (57% owned), Moonridge Development Corp. (100% owned), Sterling Travel (100% owned), Microsphere Technology (100% owned), Islet Transplant Technology (100% owned), Mid_Nevada Art, Inc. (100% owned) and Basia Holding, Inc. (100% owned.). During the fiscal year 1996, the Sterling Travel (100%) purchase was canceled do to nonperformance by Sterling Travel. During the fiscal year 1996, Microshpere Technology (100%) and Islet
Transplant Technology (100%) operations were discontinued. During the fiscal year 1997, the Company sold Moonridge Development Corp. All material intercompany transactions have been eliminated.

            C.E.C. Industries, Corp. and Subsidiaries
                NOTES TO CONSOLIDATED FINANCIAL
                         STATEMENTS
                   MARCH 31, 1997, AND 1996

Custom Environmental International, Inc. is developing and marketing a carbon regeneration furnace. Plata Oro is involved in minerals exploration but has been inactive for several years. Moonridge Development Corp. develops unimproved land in Las Vegas, Nevada. Sterling Travel is a travel agency in Boca Raton, Florida. Microsphere Technology and Islet Transplant Technology are engaged in research and development of medical technology. Mid_Nevada Art, Inc. purchases artworks for lease and rental. Basia Holding, Inc. holds title to approximately 9,000 unencumbered acres of land and coal reserves. (See Note 12)

Revenue Recognition

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

NOTE 1 _ SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Revenue Recognition (Continued)

Lease and rental income from artworks are recorded as received. During the years 1996 there was no lease and rental income received. Sales of artworks is recorded net of its original cost as gain or loss on the sale of investments. There were no sales of artworks during the year 1997 and 1996.

Revenue from fixed_price contracts are recognized on the percentage of completion method, measured by the percentage of cost incurred to date to estimated costs for each contract, by management monthly and approved by the engineer, architect and owner. An asset, "Costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed and are recognized on the balance sheet. Since the construction company was sold on May 16, 1997, no revenues are included in the results of operations for 1997 and prior year Statements of Consolidated Operations have been restated. (See Note 14)

            C.E.C. Industries, Corp. and Subsidiaries
                NOTES TO CONSOLIDATED FINANCIAL
                         STATEMENTS
                   MARCH 31, 1997, AND 1996

Property and Equipment

Expenditures that increase asset lives are capitalized at cost. Normal maintenance and repairs are expensed as incurred. The cost and accumulated depreciation of assets retired or disposed are removed from the accounts and any resulting gain or loss is included in the consolidated statements of operations. Depreciation is reported on a straight_line basis over the estimated useful lives on the assets which range from 3 to 7 years.
Office Equipment                  5 to 7 Years
   Automobiles                    3 Years

Inventories Manufactured Goods

Inventories of manufactured goods are valued at the lower of cost (determined on a first_in first_out basis) or market.

Undeveloped Land

Undeveloped land is recorded at its cost of acquisition. The portion that was purchased in exchange for preferred stock was recorded at the appraisal price of the real estate.

Patents

Costs incurred in connection with obtaining patents are capitalized and amortized on a straight_line basis over 17 years from the date of issuance of such patent.

Long_Lived Assets

The company's long_lived assets consist of patents, that are being amortized on a straight_line basis over 17 years from the date of issuance of such patents, net of amortization, is equal to its current book value. The artworks are recorded at cost. The artworks are appraised annually and the current appraisal is equal to or exceeds cost.

Earnings (Loss) Per Common Share

Earnings (Loss) per common share is computed based on the weighted average number of common shares and common share equivalents outstanding. Stock options are included as common share equivalents using the treasury stock method except for 1995 when they were anti dilutive.

The number of shares used in computing earnings (loss) per common share was 21,388,879 in 1997, 10,536,294 in 1996, and 1,502,648 in 1995.

            C.E.C. Industries, Corp. and Subsidiaries
                NOTES TO CONSOLIDATED FINANCIAL
                         STATEMENTS
                   MARCH 31, 1997, AND 1996

 NOTE 1 _ SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

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

Pending Accounting Pronouncements

It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.


NOTE 2 _ INVENTORIES

Inventories consists of manufactured finished goods held for sale, and developed and undeveloped land for sale as follows:
                                        1997          1996
    Manufactured finished goods        $181,199      $181,199
                                      ---------     ----------
                                       $181,199    $4,338,727
                                      ---------     ----------
                                      ---------     ----------

Land previously classified as inventory has been reclassified as Land.

            C.E.C. Industries, Corp. and Subsidiaries
                NOTES TO CONSOLIDATED FINANCIAL
                         STATEMENTS
                   MARCH 31, 1997, AND 1996

NOTE 3 _ INVESTMENTS _ MARKETABLE
SECURITIES

Investment in Trading Securities

On December 6, 1996, the Company exchanged 17.44 acres of undeveloped and developed land for 139,824 common shares of Synfuel Technologies, Inc. This stock was originally valued at $2,656,656. Based on subsequent events, the transaction is being revalued at $36,900, the value at December 31, 1997.


Investment in Equity Securities _ Logos International, Inc.

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

On October 28, 1991, C.E.C. entered into an Agreement to Purchase with Oxford House, Inc., a Utah corporation and a wholly_owned subsidiary of Associated Trades, Inc., by which C.E.C. sold all of its right, title, and interest in the real property and building in which C.E.C.'s offices were located, for a total purchase price of $786,478. The purchase price by Oxford House, Inc. included its assumption of the outstanding mortgage of the property in the amount of $719,229 and 76,857 shares of the common stock of ATI, valued by C.E.C. at $67,250. The ATI stock was subsequently exchanged for Logos stock.

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

Pursuant to a Reorganization Agreement dated as of December 1, 1991, C.E.C. sold 18,000,000 shares of its subsidiary's common stock, GLI Industries, Inc., to ATI. This represented 90% of the total outstanding common stock of GLI. In return C.E.C. received 200,000 shares of the common stock of ATI, and was entitled to a royalty on gross sales of GLI products of two and one_half percent (2 1/2%). The ATI stock was subsequently exchanged for Logos stock.

            C.E.C. Industries, Corp. and Subsidiaries
                NOTES TO CONSOLIDATED FINANCIAL
                         STATEMENTS
                   MARCH 31, 1997, AND 1996

NOTE 3 _ INVESTMENTS _ MARKETABLE SECURITIES (CONTINUED)

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

 NOTE 4 _ INCOME TAXES

The provision or benefit for income taxes is based on pretax loss reported in the consolidated financial statements. The tax effect of temporary differences generating Federal income tax is summarized as follows:

                                            1997        1996          1995

      Tax Benefit at Statutory Rate       $700,294    $1,250,413    $639,293
      Surtax Amount    	                   (20,070)      (35,636)    (18,266)
      Valuation Allowance for Benefit
        of Net Operating Loss
        Carryforward Not Recognized
                And Other Items.          (680,224)   (1,214,777)   (621,027)
                                         ----------  ------------  ----------
      Total                                     $0            $0          $0
                                         ----------  ------------  ----------
                                         ----------  ------------  ----------

A reconciliation of the Federal statutory income tax rate to the effective income tax rate based on income before income tax follows:

                                            1997        1996          1995

      Statutory Rate                         35%         35%           35%
      Surtax Amount                          (1)         (1)           (1)
      Decrease in Tax Rate Resulting
      From:
        Net Operating Loss Limitation
        and Other  Items                     (34)        (34)          (34)
                                         ----------  ------------  ----------
                                              $0            $0          $0
                                         ----------  ------------  ----------
                                         ----------  ------------  ----------

            C.E.C. Industries, Corp. and Subsidiaries
                NOTES TO CONSOLIDATED FINANCIAL
                         STATEMENTS
                   MARCH 31, 1997, AND 1996

NOTE 4 _ INCOME TAXES (CONTINUED)

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

The temporary differences and tax carry forwards which created deferred tax assets and liabilities at March 31, 1997 are detailed below:

           Deferred Tax Assets:
           Net Operating Loss            $2,000,840
                                        ------------
           Total Deferred Tax Assets     2,000,840
           Valuation Allowance          (2,000,840)
                                        ------------
Net Deferred Tax Asset                       $0
                                        ------------
                                        ------------

 NOTE 5 _ RELATED PARTIES

During the year 1996, George Matthews, the former President of the Company received 131,000 shares of common stock, pursuant to an employment contract, in lieu of paid salary in the amount of $65,500. During fiscal 1995, George Matthews, the former President of the Company borrowed $50,000 from the Company, whose loan was paid off during the same fiscal year. George Matthews received in fiscal 1996, pursuant to an employment contract, a stock bonus of 262,000 shares of Rule 144 stock valued at $91,000 and accrued at March 31, 1995. In fiscal 1995, Mr. Matthews also received a $50,000 cash bonus. George Matthews, the former President of the Company borrowed $10,000 from the Company during fiscal 1996. The loan is still outstanding at end of fiscal 1997.

Directors of the Company received S_8 stock issued as director compensation, 2,500 shares per quarter, per director.

The President, Secretary, and Treasurer of the Company received a monthly salary of $8,333 per month, through fiscal 1996, which, in the event of a lack of cash available for the payment of such sums, accrues, and or is paid pursuant to the issuance of S_8 stock. As of March 31, 1997, and 1996, $0 and $125,788 is accrued for such salaries.

Prior to the company's acquisition of Sterling Travel, Laurie Doll, the President, and at the time, sole shareholder of Sterling Travel, borrowed at different times, money from Sterling Travel, which sums totaled $14,547 as of March 31, 1995. During the fiscal year 1996, the purchase agreement with Sterling Travel was canceled due to nonperformance by Sterling Travel.

            C.E.C. Industries, Corp. and Subsidiaries
                NOTES TO CONSOLIDATED FINANCIAL
                         STATEMENTS
                   MARCH 31, 1997, AND 1996

 NOTE 5 _ RELATED PARTIES (CONTINUED)

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
plus accrued interest of $165,372 was paid off by cancellation of 2,400,000 shares of preferred stock with a cost of $1,200,000 plus preferred stock dividends of $165,372. This transaction was not reported as a sale of real estate due to the related party transaction. The transaction was reported at the Company's historical cost with no gain being reported due to the transaction being a non monetary transaction without any monetary consideration being involved.

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

As part of the acquisition on March 28, 1996, of Mid_Nevada Art, Inc., Basia Holding, Inc. and 100% interest in oil and gas leases, the Company assumed a note payable to O.T.S. Holdings, Inc. in the amount of $382,310. During fiscal 1997, principal payments of $3,530 were applied to the note, leaving a balance at March 31, 1997 of $378,781. The note is payable on demand and includes interest payable at the rate of 8% per annum.

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

On May 16, 1996, the Company, as part of the sale of the subsidiary, Moonridge Development Corp. agreed to carry an accounts receivable in the amount of $210,635. There has been no activity on the note through March 31, 1997.

NOTE 6 _ STOCK OPTIONS

The Company has issued stock options to various directors, officers and employees. The option prices are based on the fair market value of the stock at the date of grant. The

            C.E.C. Industries, Corp. and Subsidiaries
                NOTES TO CONSOLIDATED FINANCIAL
                         STATEMENTS
                   MARCH 31, 1997, AND 1996

NOTE 6 _ STOCK OPTIONS (CONTINUED)

Company makes no charge to operations in relation to option grants.
The Company's stock option transactions for the years ended March 31, 1997, 1996, and 1995 are summarized as follows:


                                               Number of     Option
                       	                        Shares        Price


       Options Outstanding and Exercisable
             at March 31, 1993                  35,000        $1.25-12.50
       Options Canceled in 1994                 (5,000)        5.00
       Options Granted in 1994               1,200,000         1.375
                                            ----------
       Options Outstanding and Exercisable
            at March 31, 1994                1,230,000         1.25-12.50
       Options Canceled in 1995             (5,000)           12.50
                                           -----------
       Options Outstanding and Exercisable
            at March 31, 1995                1,225,000     1.25-12.50
       Options granted in 1996               4,900,000      .20-.50
       Options exercised in 1996              (600,000)    5.00
                                            ----------
       Options Outstanding and Exercisable
            at March 31, 1996                5,525,000      .50-5.00

      Options exercised in 1997               0
                                            ----------
       Options Outstanding and Exercisable
            at March 31, 1997               5,525,000      .50-5.00
                                           -----------
                                           -----------


NOTE 7 _ RETIREMENT PLAN

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

            C.E.C. Industries, Corp. and Subsidiaries
                NOTES TO CONSOLIDATED FINANCIAL
                         STATEMENTS
                   MARCH 31, 1997, AND 1996

NOTE 8 _ COMMITMENTS & CONTINGENCIES

The Company's subsidiary, Custom Environmental International ("CEI"), filed suit in the United States District Court for the Central Division of Utah, Custom Environmental International, a Utah corporation, Plaintiff vs. Lockhead_Haggerty Engineering & Manufacturing Co., Ltd., a Canadian
corporation, Defendant, Case No. 2:95CV0153B, in   which CEI is claiming an
infringement of CEI's patent.  The Defendant has responded to thecomplaint by
(i) requesting an extension of time to file a responsive pleading and (ii) making an offer of settlement which has been rejected.

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

Madera Component Systems, Inc. Nevada Federal District Court, Case No. (596_01105PMP). An action against the Company alleging that the Company entered into a contract with Prime Construction, et al and executed an indemnity agreement. The Company filed a cross_complaint alleging no contract was ever entered into nor did the Company ever execute any indemnity agreement. Counsel strongly responded to this litigation and believesthat a judgment will be rendered in their favor. This case is in the discovery stage.

As of the date hereof, the Company is not aware of any other material legal proceedings, pending or contemplated, to which the Company is, or would be, a party of which any of its property is, or would be the subject.

The Company leases 2,622 sq.ft. of office space for its executive offices at 23 Cactus Garden Drive, F_60, Green Valley, Nevada. This is a three year lease which expires December 31, 2001. Lease expense for the years ended March 31, 1997, March 31, 1996, and March 31, 1995, was $55,090, $65,523, and
$42,030, respectively. Future minimum lease obligations  are as follows:

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

            C.E.C. Industries, Corp. and Subsidiaries
                NOTES TO CONSOLIDATED FINANCIAL
                         STATEMENTS
                   MARCH 31, 1997, AND 1996

 NOTE 9 _ SEGMENT INFORMATION AND MAJOR CUSTOMERS

Segment Information for Fiscal 1997

                    CEC            CEI             Other        Total
                    Real Estate    Oil
                    Development    Royalties

Revenue             $5,935,243     $1,414          $0           $5,937,657

Income/Loss          1,401,038    (14,709)        3,279          1,412,468

Identifiable
  Assets             4,840,731    273,39      2,548,104          7,662,230

Depreciation             6,786      0               0                6,786


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

            C.E.C. Industries, Corp. and Subsidiaries
                NOTES TO CONSOLIDATED FINANCIAL
                         STATEMENTS
                   MARCH 31, 1997, AND 1996

NOTE 9 _ SEGMENT INFORMATION AND MAJOR
CUSTOMERS (CONTINUED)

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


NOTE 10 _ REVERSE STOCK SPLIT

On September 30, 1992, the Company consummated a 1:10 reverse stock split. The reverse stock split also reduced the outstanding stock options on the same basis of 1:10.

            C.E.C. Industries, Corp. and Subsidiaries
                NOTES TO CONSOLIDATED FINANCIAL
                         STATEMENTS
                   MARCH 31, 1997, AND 1996

NOTE 11 _ NOTES PAYABLE & LINES OF CREDIT

On February 4, 1994, the Company purchased approximately 23.91 acres of undeveloped land in Las Vegas, Nevada, for $3,327,158 which included three separate parcels; 15.24 acres, 1.39 acres and 7.28 acres. At the same time, the Company borrowed $1,800,000 utilizing the approximate 23.91 acres as collateral for the loan from National Investors Corp.et al (Lender), to meet the down payment, closing costs of $904,692, and providing a balance for development proceeds. The annual interest rate is 12.5% payable monthly. As additional consideration, the Company issued 600,000 shares of preferred stock (Note 13). The note for $1,800,000 was initially due on February 4, 1995, however, it was subsequently extended to February 4, 1996 after payment of extension fees and late fees of $50,000 in fiscal 1995, with an additional $150,000 being added to principal in fiscal 1996 as part of the agreement to renew to the note, adjusting the principal to $2,000,000. Further, pursuant to the terms of the note, the Company is obligated to pay principal payments of $150,000 per month until a total of $800,000 is paid as principal reduction on the total loan amount. The note further provides that in the event that payments are not paid when due, the Company incurs a late charge of 10%. On May 10, 1996, the Lender agreed to add to the note all accrued interest and extension fees through May 10, 1996, in the amount of $236,905, bringing the total note balance to $2,365,051. Additionally, the Company, as part of this agreement, conveyed the 7.28 acre and the 1.39 acre tracts to the Lender in satisfaction of $935,185 principal, reducing the outstanding balance to $1,433,866, plus an additional extension fee of $71,693 or $1,505,559. The Lender further agreed to a six month extension to October 20, 1996. On October 20,1996, the Lender agreed to an additional extension to April 20, 1996, adding an extension fee to the note in the amount of $71,693 bringing the balance to $1,577,252. On December 6, 1996, the Company exchanged the 15.24 acre tract in full satisfaction of the note in the amount of $1,577,252, plus interest of $96,098 or $1,673,350 for 139,824 shares of common stock of Synfuels Technologies, Inc. The Company was released from any further liability on the note. (See Note 3)

On March 31, 1995, the Company executed a construction loan agreement for $3,000,000 with Bank of America, which loan is collateralized by 7.28 acres of property owned by the Company. The proceeds of the loan are being utilized for the construction of a mini_storage project. At year end 1995 there was a balance due of $573,318. The principal balance of the mini_storage loan bears interest at the per annum rate of interest publicly announced from time to time by Bank of America National Trust and Savings Association in San Francisco, California, plus one and one_half percentage (1.5%) points. The mini_storage loan converts from a construction loan to a permanent loan upon
completion of construction and upon     reaching certain debt coverage ratio
requirements. In the event the company does not meet the debt coverage ratio, the Bank of America may elect, in its sole discretion, to either refuse to convert the loan indebtedness to permanent loan indebtedness, or to permit the conversion of such lesser amount of the loan as will cause the debt coverage ratio to comply

            C.E.C. Industries, Corp. and Subsidiaries
                NOTES TO CONSOLIDATED FINANCIAL
                         STATEMENTS
                   MARCH 31, 1997, AND 1996

NOTE 12 _ NOTES PAYABLE _ CONTINUED

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


NOTE 12 _ NOTES PAYABLE _ RELATED PARTIES

During the fourth quarter of fiscal 1995, the Company, through its wholly owned subsidiary, borrowed $35,000 from IGLLC, an affiliate party, which loan was utilized for the financing of the acquisition of a new GMC Suburban vehicle utilized by the President of Moonridge. This note is evidenced by a demand note bearing interest at the rate of 10%. During the fiscal year 1996, the note was assumed by DSM Golf Enterprises, Inc. under the same terms and conditions. Additionally during fiscal 1996, DSM Golf Enterprises, Inc. had advanced other funds in the amount of 164,900 that is due on demand, carries no interest rate, for a total of $199,900.

As part of the acquisition on March 28, 1996, of Mid_Nevada Art, Inc., Basia Holding, Inc and 100% interest in oil and gas leases, the Company assumed a note payable to O.T.S. Holdings, Inc. in the amount of $382,310. During fiscal 1997, principal payments of $3,530 were applied to the note, leaving a balance at March 31, 1997 of $378,781. The note is payable on demand and includes interest payable at the rate of 8% per annum.

            C.E.C. Industries, Corp. and Subsidiaries
                NOTES TO CONSOLIDATED FINANCIAL
                         STATEMENTS
                   MARCH 31, 1997, AND 1996

 NOTE 13 _ PREFERRED STOCK

During 1994, the Company amended its Articles of Incorporation authorizing 100,000,000 shares of preferred stock at a par value of $.001 per share. On February 4, 1994, the Company issued 600,000 shares at $4.00 per share, or $2,400,000 as additional consideration to purchase the unimproved land in Las Vegas, Nevada (Note 11). The issued shares are designated as series "A" preferred stock convertible, after two years (24 months), to common stock at a guaranteed "bid" price of not less than $4.00 per share. In the event said "bid" price is less than the stated $4.00 at the time in which the shares are offered for conversion, additional common stock shares will be issued to satisfy any shortfall. The preferred shares are non_voting. In addition, C.E.C. Industries Corp. will have an option to purchase 50% of said shares at a price of $8.00 per share. The option exercising period will be for 30 days following the two year (24 month) period, but closing of the option will occur within 60 days from the end of the two year period (24 months). On October 12, 1995, the Company entered into a conversion agreement that canceled the 600,000 shares of preferred stock series "A" at a par value of $.001 and issued 4,200,000 of new series "B" preferred stock at a par value of $.001, with a redemption value of $.50 per share, which has attached to the issue one vote per share, equal in value to one vote of common stock and pays a cumulative dividend of 10% per year. Preferred cumulative stock dividends payable at March 31, 1997 is $105,878. Each preferred share of Series "B" preferred stock shall have attached a warrant for 1/6 of a share of common stock which shall be exercisable prior to thefour (4) year redemption period for a redemption price of $0.20 per share of common stock. If exercised by Holder these warrants will result in the issuance of 700,000 shares of common stock for a price of $.020 per share or a total price of $140,000. On March 31, 1997, the Company redeemed 2,400,000 preferred shares in payment of a note receivable of $1,200,000 using the redemption value of $.50. This reduces the attached warrants for 1/6 of a share of common stock to 300,000 at $.20 or a total price of $60,000.

On April 22, 1994, the Company entered into an agreement with Bio_Sphere Technology wherein the Company issued 125,000 shares of preferred stock for
certain medical   technology.  The agreement  called for the Company to form two wholly owned subsidiaries, Microsphere Technology and Islet Transplant Technology, for purposes of pursuing the development of the technology. Subsequent to the issuance of the preferred shares to Bio_Sphere, the Company was notified of an attempted unilateral rescission by Bio_Sphere of the agreement with C.E.C. (See Note 8). As a result, the Company wrote down its investment in the medical technology which amounted to $62,500. During 1996, the Company agreed to cancel the agreement with Bio_Sphere Technology, and accordingly, cancel the preferred shares issued.

On January 18, 1995, the Company entered into an agreement with Lauri Doll Gladstone wherein the company, in exchange for 100% of the outstanding common stock of Sterling Travel, agreed to issue 400,000 shares of preferred non_voting stock, convertible to common stock at a price of $5 per share.

            C.E.C. Industries, Corp. and Subsidiaries
                NOTES TO CONSOLIDATED FINANCIAL
                         STATEMENTS
                   MARCH 31, 1997, AND 1996

 NOTE 13 _ PREFERRED STOCK (CONTINUED)

The shares are issued pursuant to an earn_out provision. At this time the
preferred shares have not been issued to Lauri Doll Gladstone.   Results of
operations from Sterling Travel have been accounted for the period starting with March 1, 1995 and ending with fiscal year end 1995. The acquisition was accounted for utilizing the purchase method of accounting. During 1996, the Company rescinded the purchase agreement with Sterling Travel for nonperformance on the agreement. (See Note 13)

On June 7, 1995, the Company acquired a 24.5% limited partnership interest in Victory Villages Ltd. III that is constructing a 320 unit apartment project generally known as Victory Village, in exchange for 1,200,000 shares of Rule 144 stock in the Company valued at $300,000. The shares are restricted from resale for a period of two years, and 720,000 of the shares are subject to a voting agreement wherein the Company directors vote the shares. On June 10, 1995, an Amended and Restated Limited Partnership Agreement of Victory Village Ltd. III Limited Partnership was executed with Moonridge Development Corp., a wholly owned subsidiary of the Company, in which Moonridge Development Corp. became the 24.5% Limited Partner. On May 31, 1996, an assignment was made to the Company for the 24.5% Limit Partner interest in Victory Village Associates, LTD III as part of the sale of Moonridge Development Corp.

During 1995, the Company issued 1,216,844 shares of S_8 stock for director, employee, and consulting fees, issued as follows: 264,830 shares were issued as consulting fees; 500,000 S_8 shares were options received by certain consultants; 300,000 shares of S_8 stock were R.V. Jones' options and were exercised by the Company and given to him as his construction fee for the Mission Valley Mini Storage project; and the remainder of the S_8 stock was issued to directors, consultants, and employees pursuant to the C.E.C. Industries Corp. 1995Stock Award Plan. George Matthews received 262,000 shares (See Note 5). Value of the shares issued per the S_8 Registration was the bid price at the time of the issue, ranging from $.56 to $.94 per share. During 1996, the Company issued 3,372,830 shares of S_8 stock to directors, consultants, and employees pursuant to the C.E.C. Industries Corp. 1996 Stock Award Plan. Value of the shares was the bid price at the time of the issue, averaging $.32 per share.

On March 28, 1996, the Company issued 8,660,000 shares of common stock and 8,663,041 shares of preferred stock in exchange for 100% of the common stock of Mid-Nevada Art, Inc., 100% of the common stock of Basia Holding, Inc. and 100% interest in oil and gas leases. The assets were valued at .22 cents per common share, the market price of the preferred stock is considered zero as it had no convertible feature.

The Company has adopted FASB 121. Management has accordingly reviewed the values of the Company's artwork and coal reserves. Based on what management beliefs is significant impairment of the assets, the assets have been written down to zero. Factors

            C.E.C. Industries, Corp. and Subsidiaries
                NOTES TO CONSOLIDATED FINANCIAL
                         STATEMENTS
                   MARCH 31, 1997, AND 1996

NOTE 14 _ DISCONTINUED OPERATIONS

which influenced management's decision include cash flow from these assets are projected to be zero for the next five years. The Company is in the process of determining a current fair market value of these assets. These valuations if any will be disclosed in footnotes to future financial statements.

Management has accordingly reviewed the values of oil and gas reserves.
Based on what management beliefs is significant impairment of the assets, the assets have been written down to $116,415. Factors which influenced managements decisions include cash flow from these assets are projected to be $116,415.00 for the next five years.

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

The following is a condensed balance sheet of Moonridge Development Corp. as of March 31, 1996:

    Condensed Balance Sheet

    Current Assets                                   $533,869
    Equipment, Net                                     23,819
    Other Assets                                      557,015
                                                   -----------
    Total Assets                                     1,114,703
                                                   -----------
                                                   -----------

    Current Liabilities                              1,424,498
    Common Stock                                        20,000
    Deficit                                           (329,795)
                                                   ------------
    Total Liabilities and Capital                   $1,114,703
                                                   ------------
                                                   ------------


On June 15, 1996, the Company entered into a purchase agreement with Auto Express, Inc. wherein the Company purchased 100% of the issued and outstanding shares of Auto Express, Inc. The agreement called for the issuance of 495,000 common shares at $.35 per share or $173,250. The agreement was completed on June 28, 1996. Auto Express, Inc. is involved in the business of transporting vehicles across the United States for major

            C.E.C. Industries, Corp. and Subsidiaries
                NOTES TO CONSOLIDATED FINANCIAL
                         STATEMENTS
                   MARCH 31, 1997, AND 1996

 NOTE 14 _ DISCONTINUED OPERATIONS (CONTINUED)

 businesses as well as consumers. The transaction was accounted for using the Purchase Method. Loss from discontinued operations was reported during the period of ownership in the amount of $49,935. On January 31, 1997 the purchase agreement was canceled because of non performance on the part of Auto Express, Inc.

The following are condensed balance sheets and statements of operations as of June 30, 1996, the date of purchase and December 31, 1996, the date the agreement was canceled.

    Condensed Balance Sheet          June 30, 1996     December 31, 1996

    Current Assets                     $  201,459             $210,161
       Equipment, Net                     253,455              200,428
                                       -----------          -----------
    Total Assets                          454,914              410,589
                                       -----------          -----------
                                       -----------          -----------

    Liabilities                           509,051              490,559
    Common Stock                           14,350               14,350
    Deficit                               (68,487)             (94,320)
                                       -----------          -----------
Total Liabilities and Capital            $454,914             $410,589
                                       -----------          -----------
                                       -----------          -----------
    Condensed Statement of Operations

    Gross Revenues                       $834,208           $1,166,573
    Expenses                              858,310            1,216,508
                                       -----------          -----------
    Net Operating Loss                   $(24,102)            $(49,935)
                                       -----------          -----------
                                       -----------          -----------


On June 27, 1996, the Company entered into an Exchange Agreement with One World Cards, Inc. & Bruce Perlowin, its President for 278 _ $10,000 prepaid long distance calling cards at a rate of approximately $0.45 per minute or better and an expiration date of five (5) years from the date of closing in exchange for 18 original art works by Sky M. Jones with appraisal books and appraisals totaling $2,779,700 owned by the Company's wholly owned subsidiary Mid_Nevada Art, Inc. Because of the inability of One World Cards, Inc. to activate the prepaid calling cards, the exchange agreement was canceled.

On June 27, 1996, the Company entered into an Exchange Agreement with One World Cards, Inc. and Bruce Perlowin, its President for 3 _ $100,000 prepaid long distance calling

            C.E.C. Industries, Corp. and Subsidiaries
                NOTES TO CONSOLIDATED FINANCIAL
                         STATEMENTS
                   MARCH 31, 1997, AND 1996

NOTE 14 _ DISCONTINUED OPERATIONS (CONTINUED)


cards at a rate of $0.45 per minute or better with no expiration date and 45- $10,000 prepaid long distance calling cards at a rate of approximately $0.45 per minute or better and an expiration date of five (5) years from the date of closing in exchange for 12 original arts works by Sky M. Jones with appraisal books and appraisals totaling $750,000 owned by the Company's wholly owned subsidiary Mid_Nevada Art, Inc. On June 27, 1996 the Company issued 200,000 shares of common stock at $.35 per share or $70,000. On September 24, 1996, the Company canceled the shares as a result of One World Cards, Inc. inability to activate the prepaid calling cards.