Form 10-Q/A
period 1997-06-30
CEC INDUSTRIES CORP
filed 2001-01-03
CIK 54175

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549



                                  FORM 10-Q/A
                 Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934.


For the quarter ended    June 30, 1997     Commission file number   0-16734




                           C.E.C. INDUSTRIES CORP.
            (Exact name of registrant as specified in its charter)



Nevada                                                 87-0217252
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)



3450 E Russell Road
Las Vegas, Nevada                                        89120
(Address of principal executive offices)                (Zip Code)



Registrant's telephone number, including area code   (702) 214-4253






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



                                   Page Two

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                  C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1997 AND MARCH 31, 1997

                                  ASSETS

                                         JUNE 30,       MARCH 31,
                                         1997           1997
Current Assets
   Cash and Cash Equivalents              $1,843           $786
   Inventory                             181,199        181,199
   Trading Securities at Market Value
       (Cost at June 30, 1997 and
        March 31, 1997 $2,656,656)             0              0
                                        ---------      ---------
   Total Current Assets                  183,042        181,985

Other Assets
   Security Deposits                       4,012         4,012
   Accounts Receivable - Related
        Parties                          220,635        220,635
   Notes Receivable - Related
        Parties                          163,000        163,000

   Accrued Interest Receivable -
        Related Parties                   14,733         11,473
   Patents, at Cost (Net of
        Accumulated Amortization
        of $2,375 and $9,500)             89,821         92,196
   Investment - Limited
        Partnership                      300,000        300,000
   Investment in Sybfuel                  36,900         36,900
   Artworks                                    0              0
   Coal Reserves                               0              0
   Oil and Gas Interests                 116,415        116,415
                                        ---------      ---------
   Total Other Assets                    930,783        944,631
                                        ---------      ---------

Total Assets                          $1,113,825     $1,126,616

                                        ---------      ---------
                                        ---------      ---------

                           Prepared without Audit
                                 Page Three

                        CONSOLIDATED BALANCE SHEETS
                     JUNE 30, 1997 AND MARCH 31, 1997
                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                           JUNE 30,     MARCH 31,
                                           1997         1997

Current Liabilities
  Accounts Payable                         $325,513       $239,919
  Notes Payable - Related Parties           378,781      1,578,781
                                          ----------    -----------
  Total Current Liabilities                 704,294      1,818,700

Stockholders' Equity
   Convertible Preferred Stock,
     Par Value $.001 Per Share,
     Authorized 100,000,000
     Shares, Issued and Outstanding
     10,663,041 Shares at June 30, 1997
     and March 31, 1997                      10,663         10,663
   Common Stock, Par Value $.05 Per
     Share, Authorized  50,000,000
     shares; Issued and Outstanding,
     17,736,795 Shares at June 30,
     1997 and March 31, 1997                886,840        886,840
   Paid In Capital                        7,084,580      7,084,580
   Retained Earnings - A Deficit         (7,572,552)    (8,674,167)
                                          ----------    -----------
   Total Stockholders' Equity               409,531       (692,084)
                                          ----------    -----------

Total Liabilities and
   Stockholders' Equity                 $ 1,113,825    $ 1,126,616

                                          ----------    -----------
                                          ----------    -----------


                          Prepared without Audit
                                 Page Four

                   CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE QUARTER ENDED JUNE 30, 1997 AND 1996



                                            1997           1996

Income
  Sales                                       $0                 $0
  Royalty Income                           1,380            970,723
                                       ----------         ----------

Total Income                               1,380            970,723

Cost of Sales                                380          1,016,872
                                       ----------         ----------

Gross Profit                               1,000            (46,149)

Selling, General and
  Administrative Expenses                 78,251            247,839

Other Income (Expense)
   Interest Income                         3,260             20,700
   Temporary Decrease in
     Marketable Securities             1,650,604)                 0
   Interest Expense                        7,286            308,785
   Loss on Disposal of Subsidiary              0            (20,000)
                                       ----------         ----------

(Loss) Before Income Taxes            (1,737,516)          (602,073)

Provision for Income Taxes                     0                  0
                                       ----------         ----------

Net (Loss)                           $(1,737,516)         $(602,073)
                                       ----------         ----------
                                       ----------         ----------

Loss Per Common and Common Share
   Equivalent:
     Net (Loss)                            $(.10)             $(.03)
                                       ----------         ----------
                                       ----------         ----------


                            Prepared Without Audit
                                  Page Five

                  C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE QUARTER ENDED JUNE 30, 1997 AND 1996



                                                  1997          1996

Cash Flows From Operating Activities
 Net Loss                                         $(1,737,516)  $ (602,073)
 Temporary Decrease in Trading
   Securities                                       1,653,864            0
 Adjustments to Reconcile Net
   Loss to Net Cash Used In
     Operating Activities
     Depreciation and Amortization                      2,375        2,262
     (Gain) Loss on Investments                             0       20,000
   Common Stock Issued for
     Professional Services                                  0      204,120
   Changes in Assets and Liabilities
   Decrease in Restricted Cash                              0      500,000
   Decrease in Accounts Receivable                          0      534,869
   (Increase) Decrease in Inventory                         0    1,554,185
   (Increase) Decrease in Other Assets                 (3,260)      32,667
   Increase (Decrease) in Accounts Payable             85,594     (222,082)
   Decrease in Bank Overdraft                               0      (28,257)
   Increase in Payroll Taxes                                0      (65,576)
   Decrease in Accrued Liabilities                          0     (263,755)
   Total Adjustments                                1,738,573      714,248
                                                   -----------  -----------

  Net Cash Provided By Operating Activities             1,057    2,268,433

Cash Flows From Investing Activities
  Net Assets-Subsidiary                                     0      105,674
  Note Receivable - Related Party                           0     (230,979)
                                                   -----------  -----------
  Net Cash Used in Investing Activities                     0     (125,305)

Cash Flows From Financing Activities
  Principal Payments on Debt                                0   (1,920,524)
  Proceeds From Sale of Common Stock                        0      204,120
  Proceeds From Notes Payable                               0      175,064
                                                   -----------  -----------
  Net Cash Provided By
    Financing Activities                                    0   (1,541,340)
                                                   -----------  -----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                      1,057         (285)

Cash and Cash Equivalents at Beginning of Year            786        3,276

Cash and Cash Equivalents at End of Year               $1,843       $2,991
                                                   -----------  -----------
                                                   -----------  -----------



                           Prepared without Audit
                                  Page Six

                  C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE QUARTER ENDED JUNE 30, 1997 AND 1996




Supplemental Disclosures of Cash
  Flow Information
  Cash Paid During the Year
    For Interest                                      $7,286     $143,401
                                                  -----------  -----------
                                                  -----------  -----------

  Income Taxes                                            $0           $0
                                                  -----------  -----------
                                                  -----------  -----------


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

C.E.C. INDUSTRIES CORP.

By:  /s/ Brian Dvorak                 Dated:  January 3, 2001
     ---------------------
     Brian Dvorak, President

                                 Page Eleven