Form 10-Q/A
period 1997-09-30
CEC INDUSTRIES CORP
filed 2001-01-08
CIK 54175

CEC INDUSTRIES CORP
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-Q/A
            Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934.




For Quarter Ended 9/30/97                Commission File Number 1-6203

                     C.E.C. Industries Corp.
      (Exact name of registrant as specified in its charter)

      Nevada                                         87-0217252
(State or other Jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

3450 E Russell Road, Las Vegas, Nevada                 89028
(Address of principal executive offices)             (Zip Code)
Registrant's telephone number, including area code:  702-214-4253



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

                             INDEX



PART I - FINANCIAL INFORMATION
                                                           Page No.

     Item 1.   Financial Statements

      Balance Sheet as of September 30, 1996 and
        March 31, 1996                                        3-4

      Statement of Operations for the Quarter
        ended September 30, 1997 and 1996                     5

      Statement of Cash Flows for the six months ended
        September 30, 1997 and 1996                           6-7

      Notes to Financial Statements                           8

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation   9

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                              10

     Item 2.   Changes in Securities                          10

     Item 3.   Defaults by the Company upon its
               Senior Securities                              10

     Item 4.   Submission of Matter to a Vote of
               Security Holders                               10

     Item 5.   Other Information                              10

     Item 6.   Exhibits and Reports of Form 8-K               10

     SIGNATURE                                                11

                     PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                 SEPTEMBER 30, 1997 AND MARCH 31, 1997

                                ASSETS

                                             SEPTEMBER   MARCH 31,
                                             30, 1997    1997
                                             UNAUDITED

Current Assets
  Cash and Cash Equivalents                   $2,796          $786
  Inventory                                  181,199       181,199
  Trading Securities at Market Value               0             0
                                             --------     ---------
  Total Current Asset                        183,995       181,985

Other Assets
  Security Deposits                            4,012         4,012
  Accounts Receivable - Related Parties      220,635       220,635
  Notes Receivable - Related Parties         163,000       163,000
  Accrued Interest Receivable -
    Related Parties                           17,993        11,473
  Patents, at Cost (Net of Accumulated
    Amortization of $14,250 and $9,500)       87,446        92,196
  Investment - Limited Partnership           300,000       300,000
  Investment in Synfuel                       36,900        36,900
  Artworks                                         0             0
  Coal Reserves                                    0             0
  Oil and Gas Interests                      116,415       116,415
                                             --------     ---------
  Total Other Assets                         946,401       944,631
                                             --------     ---------

Total Assets                              $1,130,396    $1,126,616
                                             --------     ---------
                                             --------     ---------


                        Prepared without audit
                                 Page 3

                      CONSOLIDATED BALANCE SHEETS
                SEPTEMBER 30, 1997 AND MARCH 31, 1997
                  LIABILITIES AND STOCKHOLDERS' EQUITY


                                             SEPTEMBER     MARCH 31,
                                             30, 1997      1997
                                             UNAUDITED

Current Liabilities
  Accounts Payable                           $381,310       $239,919
  Notes Payable - Related Parties             378,781      1,578,781
                                           -----------    -----------
  Total Current Liabilities                   760,091      1,818,700

Stockholders' Equity
   Convertible Preferred Stock, Par Value
     $.001 Per Share, Authorized
     100,000,000 Shares, Issued and
     Outstanding 10,663,041 Shares at
     September 30, 1997 and March 31, 1997     10,663         10,663
   Common Stock, Par Value $.05 Per Share,
     Authorized  50,000,000 shares;
     Issued and Outstanding, 17,736,795
     Shares at September 30, 1997 and
     March 31, 1997                           886,840        886,840
   Paid In Capital                          7,084,580      7,084,580
   Retained Earnings - A Deficit           (7,611,778)    (8,674,167)
                                           -----------    -----------
   Total Stockholders' Equity                 370,305       (692,084)
                                           -----------    -----------
Total Liabilities and Stockholders' Equity $1,130,396     $1,126,616
                                           -----------    -----------
                                           -----------    -----------


                        Prepared without Audit
                               Page 4

                C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE QUARTER ENDED SEPTEMBER 30, 1997 AND 1996


                                            1997         1996
                                            UNAUDITED

Income
  Sales                                         1,133              0
  Royalty Income                                  318        835,590
                                            ----------     ----------

Total Income                                    1,451        835,590

Cost of Sales                                       0        664,228
                                            ----------     ----------

Gross Profit                                    1,451        171,362

Selling, General and Administrative
  Expenses                                     98,793        237,273

Other Income (Expense)
  Interest Income                               3,260         20,530
  Write down of Marketable
   Securities                               1,042,991)             0
  Interest Expense                             (9,813)       (65,722)

                                            ----------     ----------
                                            1,049,544       (111,103)

(Loss) Before Income Taxes                 (1,146,886)      (111,103)

Provision for Income Taxes                          0              0
                                            ----------     ----------
Net (Loss)                                $(1,146,886)    $ (111,103)
                                            ----------     ----------
                                            ----------     ----------

Loss Per Common and Common Share
   Equivalent:
     Net (Loss)                                $(0.06)        $(0.01)
                                            ----------     ----------
                                            ----------     ----------


                         Prepared Without Audit
                                Page 5

                C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE SIX MONTHS PERIOD ENDED SEPTEMBER 30, 1997 AND 1996
                               UNAUDITED

                                                    1997             1996

Cash Flows From Operating Activities
 Net Loss                                         $(2,884,402)      $446,069
 Decrease in Trading Securities                     2,696,855              0
Gain on Sale of Assets                                      0     (1,195,132)

Adjustments to Reconcile Net Loss to Net Cash
 Used in Operating Activities
   Depreciation and Amortization                        4,750         14,112
   (Gain) Loss on Investments                               0         20,000
   Common Stock Issued for Professional Services            0        204,120
   Changes in Assets and Liabilities
   Decrease in Restricted Cash                              0        500,000
   Decrease in Accounts Receivable                          0        446,001
   (Increase) decrease in Inventory                         0        (19,259)
   (Increase) decrease in Other Assets                 (6,520)        88,824
   Increase (decrease) in Accounts Payable             47,925        494,556


   Decrease in Accrued Liabilities                          0       (272,085)
                                                  ------------   ------------
   Total Adjustments                                2,836,475        281,137
                                                  ------------   ------------
 Net Cash Provided By Operating Activities             47,925        727,206

Cash Flows From Investing Activities
  Sale of Land                                              0      1,554,185
  Capital expenditures                                      0       (262,533)
  Excess of purchase price of asset over cost               0        (30,035)
                                                  ------------   ------------
  Net Cash Used in Investing Activities                     0      1,261,617

Cash Flows From Financing Activities
  Principal Payments on Debt                                0     (2,124,906)
  Proceeds From Sale of Common Stock                        0        204,120
  Proceeds From Notes Payable                          49,935        222,964
  Notes Receivable - Related Parties                        0       (306,810)
  Payments received on notes receivable                     0         17,000
                                                  ------------   ------------
Net Cash Provided By Financing Activities              49,935     (1,987,632)
                                                  ------------   ------------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                      2,010          1,191

Cash and Cash Equivalents at
  Beginning of Year                                       786          3,276

Cash and Cash Equivalents at End of Year               $2,796         $4,467
                                                  ------------   ------------
                                                  ------------   ------------


                        Prepared without Audit
                               Page 6

                C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE QUARTER ENDED SEPTEMBER 30, 1997 AND 1996


Supplemental Disclosures of Cash Flow Information
  Cash Paid During the Year
  For Interest                                     $9,813          $143,401
                                                 ---------       -----------
                                                 ---------       -----------

  Income Taxes                                     $    0          $      0
                                                 ---------       -----------
                                                 ---------       -----------

                         Prepared without Audit
                              Page 7

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


                     Prepared without Audit
                           Page 8

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


              Management's Discussion of Notes Payable

       As part of the acquisition on March 28, 1996, of Mid-Nevada Art, Inc., Basia Holding, Inc. and 100% interest in oil and gas leases, the Company assumed a note payable to C.E.C. Industries Corp. in the amount of $382,310. During fiscal 1996, principal payments of $3,530 were applied to the note, leaving a balance at September 30, 1997 of $378,781. The note is payable on demand and interest is payable at the rate of 8% per annum.

                     Prepared without Audit
                           Page 9

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


                    Prepared without Audit
                          Page 10

                            SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   C.E.C. INDUSTRIES CORP.

January 5,2001                   /s/Brian Dvorak
(Date)                             Brian Dvorak, President
                                   Chief Operations Officer