Form 10-Q/A
period 1997-12-31
CEC INDUSTRIES CORP
filed 2001-12-17
CIK 54175

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-Q/A
            Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934.




For Quarter Ended    12/31/97                 Commission File Number 1-6203

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

                             INDEX


PART I - FINANCIAL INFORMATION
                                                           Page No.

     Item 1.   Financial Statements

      Balance Sheet as of December 31, 1997 and
        March 31, 1997                                        3-4

      Statement of Operations for the nine months ended
        December 31, 1997 and 1996                            5

      Statement of Cash Flows for the nine months ended
        December 31, 1997 and 1996                            6-7

      Notes to Financial Statements                           8

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation   9

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                              10

     Item 2.   Changes in Securities                          10

     Item 3.   Defaults by the Company upon its
               Senior Securities                              10

     Item 4.   Submission of Matter to a Vote of
               Security Holders                               10

     Item 5.   Other Information                              10

     Item 6.   Exhibits and Reports of Form 8-K               10

     SIGNATURE                                                11


                                 Page Two

                     PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                  DECEMBER 31, 1997 AND MARCH 31, 1997

                                ASSETS

                                                         DECEMBER   MARCH 31,
                                                         31, 1997      1997
                                                         UNAUDITED
Current Assets
   Cash and Cash Equivalents                            $1,647     $786
   Inventory                                             181,199   181,199
   Trading Securities at Market Value (Cost at
     December 31, 1997 and March 31, 1997 $2,656,656)    36,900    2,910,480
                                                        --------  ----------
      Total Current Asset                                219,746   3,092,465

Other Assets
  Security Deposits                                      4,012     4,012
  Accounts Receivable - Related Parties                  272,000   220,635
  Notes Receivable - Related Parties                     163,000   163,000
  Accrued Interest Receivable - Related Parties          21,253    11,473
  Patents, at Cost (Net of Accumulated Amortization
  of $16,625 and $9,500)                                 85,071    92,196
  Investment - Limited Partnership                       300,000   300,000
  Artworks                                            0         1,747,199
  Coal Reserves                                          0         800,000
  Oil and Gas Interests                                  116,415   1,231,250
                                                        ---------- ---------
      Total Other Assets                                 961,751   4,569,765
                                                        ---------- ----------
Total Assets                                            $1,181,497 4,843,531
                                                        ========== ==========

                        Prepared without audit.
                               Page Three

                      CONSOLIDATED BALANCE SHEETS
                DECEMBER 31, 1997 AND MARCH 31, 1997
                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       DECEMBER     MARCH 31,
                                                       31, 1997     1997
                                                       UNAUDITED
Current Liabilities
  Accounts Payable                                     $513,171     $239,919
  Notes Payable - Related Parties                      378,781      378,781
                                                       ---------    ---------
    Total Current Liabilities                          891,952       618,700

Stockholders' Equity
   Convertible Preferred Stock, Par Value
     $.001 Per Share, Authorized 100,000,000
     Shares, Issued and Outstanding
     10,663,041 Shares at December 31, 1997 and
      and March 31, 1997                               10,663        10,663
   Common Stock, Par Value $.05 Per Share,
     Authorized  50,000,000 shares;
     Issued and Outstanding, 17,736,795
     Shares at December 31, 1997 and March 31, 1997    886,840       886,840
   Paid In Capital                                  7,084,580     8,572,104
   Retained Earnings - A Deficit                       (7,692,538) (2,426,077)
                                                       ----------- -----------
   Total Stockholders' Equity                            289,545    7,043,530
                                                       ---------    ---------

Total Liabilities and Stockholders' Equity            $1,181,497    $7,662,230


                         Prepared without Audit
                               Page Four

               C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE NINE MONTHS PERIODS ENDED DECEMBER 31, 1997 AND 1996

                                                       1997      1996
                                                       UNAUDITED
Income
  Sales                                                 $2,507    $0
  Royalty Income                                         1,215     0
  Fees                                                   0         7,144,257
                                                        ------    ----------

Total Income                                            3,722      7,144,257

Cost of Sales                                           380        3,644,029

Gross Profit                                            3,342      3,500,228


Selling, General and Administrative Expenses            253,631    1,989,274

Other Income (Expense)
  Interest Income                                       9,780      82,460
  Temporary Decrease in Marketable Securities             0          0
  Interest Expense                                     (27,797)    (484,061)
  Gain on sale of investment                                 0      (23,761)
  Write off of Marketable Securities                  (1,042,991)        0
                                                       ----------  ---------
                                                       (1,061,008) (425,362)

(Loss) Before Income Taxes                             (1,311,297) 1,176,592

Provision for Income Taxes                             0           0
                                                       ----------  ----------

Net (Loss)                                             $(1,311,297) $1,176,592
                                                       ===========  ==========

Loss Per Common and Common Share
   Equivalent:
    Net (Loss)                                         $(0.07)      $0.07
                                                       ======       =====

                          Prepared Without Audit
                                Page Five

                C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE NINE MONTHS PERIOD ENDED DECEMBER 31, 1997 AND 1996
                                 UNAUDITED

                                                        1997      1996
Cash Flows From Operating Activities
 Net Loss                                          $(1,311,297)  $1,176,592
 Temporary Decrease in Trading Securities               1,042,991     0
Adjustments to Reconcile Net Loss to Net Cash
 Used in Operating Activities
  Depreciation and Amortization                         7,125        22,191
  (Gain) Loss on Investments                            0            20,000
  Common Stock Issued for Professional Services         0            204,120
  Changes in Assets and Liabilities
  Decrease in Restricted Cash                           0            500,000
  Decrease in Accounts Receivable                       0            275,822
  (Increase) decrease in Inventory                      0            (14,259)
  (Increase) decrease in Other Current Assets           0            24,781
  (Increase) decrease in Other Assets                (17,120)  306,560
  Increase (Decrease) in Accounts Payable             273,252  175,245
  Increase (Decrease) in Accrued Liabilities            0            (335,667)
                                                        ---------    --------
  Total Adjustments                                  1,313,588 1,178,793
                                                        ---------    ---------
 Net Cash Provided By Operating Activities              2,291        2,355,385

Cash Flows From Investing Activities
 Purchase of Securities                                 0           (3,151,644)
 Sale of Land                                           0            4,181,346
 Capital Expenditures                                   0            (277,621)
 Notes Receivable - Related Parties                     0            (284,760)
 Excess of purchase price of asset over cost            0            (30,035)
                                                        --------    ---------
 Net Cash Used in Investing Activities                  0            437,286

Cash Flows From Financing Activities
 Sale of Equipment                                                   8,800
 Principal Payments on Debt                             0           (3,151,644)
 Proceeds From Sale of Common Stock                     0           475,920
 Proceeds From Notes Payable                            49,935      308,350
 Loans to Related Parties                               (51,365)    (62,831)
 Payment Received on Notes Receivable                   0           17,000
                                                        --------    ----------
 Net Cash Provided By Financing Activities              (1,430)     (2,790,355)

Net Increase (Decrease) in Cash and Cash Equivalents    861          2,316

Cash and Cash Equivalents at Beginning of Year          786          3,276

Cash and Cash Equivalents at End of Year               $1,647       $5,592
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

                         Prepared without Audit
                               Page Seven

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

                         Prepared without Audit
                               Page Eight

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

Selling, General and administrative expenses decreased from $1,989,274 in 1996 to $253,631 in 1997. The majority of the expenses during the quarter were professional services in the amount of $144,007.

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

                         Prepared without Audit
                               Page Nine

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


                     Prepared without Audit
                           Page Ten

                            SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   C.E.C. INDUSTRIES CORP.


                               By: /s/ Brian Dvorak
December 13, 2001                    Brian Dvorak, President and
                                     Chief Operations Officer