Form 10-K
period 1998-03-31
CEC INDUSTRIES CORP
filed 2002-03-13
CIK 54175

SECURITIES AND EXCHANGE COMMISSION
       Washington, D.C.  20549

             FORM 10-K

[X]   ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)OF  THE
SECURITIES EXCHANGE  ACT OF 1934

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
SECURITIES  EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 1998

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

PART I

ITEM 1.   BUSINESS


(a) General

     C.E.C. Industries Corp. is a Nevada corporation with principal and executive offices located at 3450 E Russell Road, Las Vegas, Nevada 89120, telephone
(702) 214-4253. C.E.C. Industries Corp. and it's consolidated subsidiaries are referred to as either C.E.C. or the Company. C.E.C. is engaged in several unrelated businesses through its primary subsidiaries, Custom Environmental International, (hereinafter referred to as CEI), (carbon reactivation technology), Mid-Nevada Art,
Inc. (hereinafter referred to as Mid-Nevada Art), (art collection), and Basia Holding, Inc. (hereinafter referred to as Basia), (holds quit claim title to 9,000 acres of land and mineral leases in Tennessee). The Company also has methane gas interests in Alabama (hereinafter referred to as Atlas
Methane Leases) and a 24.5% interest in Victory Village Associates Limited III (hereinafter referred to as Victory Village), (320 unit multi-family project in Henderson, Nevada). The Company's current organization was accomplished through a merger and acquisition program during the last two fiscal years ended March 31, 1997, and continuing through the present.

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

     C.E.C.'s primary business had been the manufacture
and sale of minerals processing equipment through its wholly-owned subsidiary, CEI formerly Custom
Equipment Corporation.  Custom was a pioneer in the
development of custom gold processing equipment in the
early   to   mid-1980's, thus,  business  was very  profitable.
However, as gold prices declined after the early 1980's, fewer gold plants were built, more competitors entered the market, and Custom's business was negatively impacted.
The Company attempted to use  its  expertise  and
know-how to develop the carbon reactivation furnace technology in the water treatment industry, but the continued losses in the metallurgical business caused a capital drain necessitating other measures. Custom Environmental International became the renamed subsidiary to carry on the efforts, building a new prototype
carbon furnace still in the development stage.   The
metallurgical equipment business  was  sold  in fiscal year
1991.

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

     On March 28, 1996, the Company entered into an agreement whereby the Company issued 8,660,000 shares of common restricted voting stock and 8,663,041 shares of preferred voting stock of the company in exchange for 100% of the issued and outstanding common shares of Basia
Holding, Inc., a Tennessee Corporation holding quit claim title to 9,000 acres of land and 100% of the issued and outstanding shares of Mid-Nevada Art, Inc., and 100% of Atlas Methane fully paid leasehold interests which leasehold interests include approximately 13,500 acres located in the Black Warrior Basin area of Alabama. The
March 28th agreement further required the resignation of three of the Company's directors.

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

     On June 27, 1996 the Company entered into an
Exchange Agreement with One World Cards, Inc. &
Bruce Perlowin its President for 278 - $10,000.00 pre-paid long distance calling cards at a rate of approximately $0.45 per minute or better and an expiration date of five (5) years from the date of closing in exchange for 18 original art works by Sky M. Jones.
These paintings have an appraisal value of $2,779,700.00 and are owned by the Company's wholly owned subsidiary Mid-Nevada Art. The paintings book value was $0 at March 31, 1998. Management elected to write the paintings down after evaluating them for risk impairment under FASB 121.

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

(b) Information About Industry Segments.

     The Company is currently engaged in four main businesses; real estate investment (Victory Village); carbon furnace development (CEI); mineral rights development (Atlas Methane and Basia Holding) and investments in art (Mid-Nevada Art). Information regarding the Company's reportable business segments is set forth in Item 1( c) and Note 9 to the Financial Statements. The Company is not involved in mining operations, and, accordingly, no revenues are generated therefrom.

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

Basia Holding, Inc.

     Basia Holdings holds quit claim title to 9,000 acres of land Grundy County, Tennessee, pursuant to a conveyance from Alpine Development Co., a Florida corporation, known as O
& F Tennessee Land; and is in part of what is locally referred to as the Southern Field of the Tennessee coalfield.

     The  Company currently does not have the means,
nor the intention in  the  near future to attempt to develop and or mine  the  coal property or perfect the title. The Company is seeking a buyer or a joint venture partner for the coal reserves. The ability of the Company to market the coal will depend on numerous factors beyond the control of the Company, the
effect of which factors cannot be accurately predicted or
anticipated. Some of  these factors include the accessibility
of the material,  the availability   of   other   domestic  and
foreign   production, environmental  issues in both the
region where the materials are located and other regions where competitive materials are located, fluctuations in supply and demand, the availability of a ready market, the effect of the federal and state regulation of production, transportation and sales, and general national and worldwide economic conditions.

Mid-Nevada Art, Inc.

     Mid  Nevada  Art, Inc. is a wholly owned subsidiary
of  CEC  with assets  of $0.  Management elected to write
the paintings down to zero based on the inability of the
Company to rent or sell and of these paintings.  These artworks were appraised at a value in excess of $1.7 million, however the appraisals were not considered arms length and management reevaluated the book value based on cash flow and
projected cash flow for the rental or sell of the paintings.
Sky M. Jones is a noted American artist, Sky Jones is a painter from the American West, born October 3, 1947 in Salt Lake City,
Utah. He graduated with a bachelor degree in  Art from the
University of Utah in 1971. He has written books on Art and
Life. Jones deals in Multiple Imagery, that is, layers upon
layers  of  3D  forms overlaid and  interwoven.  Sky Jones
originals  have  been  in  the  private  collections   of   Queen
Elizabeth, Governor Michael Dukakis, the late Lucille Ball, and Mohammed Ali to name a few. He has created various movie posters including Star Trek, the Never Ending Story,
Final Countdown, etc. Limited edition prints and paintings by Sky Jones have been collected by or displayed in museums, corporations and galleries world wide. Prior to 1985 he used the name of Michael Whipple.

Custom Environmental International

     Custom Environmental International, (CEI) is engaged in the business of development and implementation of a patented carbon reactivation furnace. CEI developed a cost effective vertical kiln used for the recovery of gold.
Production models were sold throughout the world. CEI has gained valuable field experience which has lead to improved models.

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


Executive Offices

      C.E.C.'s executive offices are located at 3450 E Russell
Road, Las Vegas, Nevada 89120.


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

ITEM 2.   PROPERTIES

     Principal and Executive Offices. C.E.C. does not currently lease or rent office space.

     320 Unit - Victory Village Apartments. A general discussion of the 320 unit Victory Village project is included under Item 1(c), Narrative Description of Business, "Operations". During June 1995, the Company acquired a 24.5% interest in the Victory Village III, Ltd. partnership utilizing Rule 144 restricted common stock of the Company valued at $700,000. A $16,442,400 loan was recorded against the approximate 17.72 acres providing the construction financing for the project. The project was completed in early 1997 and certificates of occupancy have been obtained.

     Basia Holding, Inc. A general discussion of the Basia Holding are included under Item 1(c),Narrative
Description of Business, "Operations". Basia Holding holds title to 9,000 acres of land in Grundy County, Tennessee known as O & F Tennessee land; and is in part of what is locally referred to as the Southern Field of the Tennessee coalfield.

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


ITEM 4.   SUBMISSION OF MATTERS TO A
VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the Company's fiscal year ended March 31, 1998.


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

                         1998                1997
                    High      Low       High      Low

     1st Quarter    $.185     $.11625    $.53125   $.15625
     2nd Quarter     .11625    .085       .62       .30
     3rd Quarter     .085      .06        .785      .44
     4th Quarter     .07125    .03        .51       .185

     No  dividend  was  declared or paid by the
Company during fiscal year 1998 or 1997. A decision to pay dividends in the future will depend upon the
Company's profitability,  need  for liquidity   and  other
financial  considerations.    There   are approximately 1704
shareholders of the 17,736,795 outstanding shares, as of March 31, 1997.

ITEM 6.   SELECTED FINANCIAL DATA

                             1998           1997           1996            1995          1994
Revenue from continuing
   operations                $1,892         $2,779         $1,276,068     $87,501        $142,238

Revenue from discontinued
    operations               0              0               1,187,208     0              0

Net income (loss) from
   continuing operations     $(331,110)     $(3,571,909)   $(970,803)     $(1,809,381)   $(296,992)

Net gain/ loss from
   Discontinued operations   0              (49,938)       (312,510)      (17,170)       0

Gain/loss per common share:
   Continuing operations     (.02)          (.164)         (0.09)         (1.22)         (0.19)
   Discontinued operations   0              (.002)         (0.03)         0.00           0.00

Total Assets                 $940,267       $7,662,230     $11,115,648    $6,274,983     $6,094,026

Long term obligations        0              0              0              0              0

Cash dividends per
     common share            0              0              0              0              0


ITEM 7.   MANAGEMENT'S   DISCUSSION  AND ANALYSIS  OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and the notes thereto.

Overview

     The company has continued to go through major transitions pertaining to direction and continued operations.
During fiscal 1998, the Company earned revenues primarily through the sales of its royalty interest.

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

     Basia Holdings, Inc. The Company holds quit claim title to approximately 9,000 of land in Tennessee through its wholly owned subsidiary, Basia Holdings, and 13,500 acres of methane gas leases in Alabama. The Company has not developed these assets at this time.

     Mid-Nevada Art, Inc. is no longer generating revenues from its broadcasting services. The company also entered into an Exchange Agreement with One World Cards, Inc.
for the purchase of 31 art works by Sky M. Jones for approximately $3.5 Million in pre-paid calling cards at a rate of $.45 per minute.. Mid-Nevada Art exercised its option wherein Mid-Nevada Art returned the pre-paid calling cards to One Wold Cards, Inc. and One World Cards, Inc. returned the art works to Mid-Nevada Art, Inc. The decision for the return of the calling cards was the result of the failure of One World Cards, Inc. to fully activate all of the prepaid calling cards.

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

     The working capital of the Company as of March
31, 1998, was ($504,535). The working capital at March 31,
1997 was ($57,934).

     Cash was $1,059 at fiscal 1998 year end versus $786 at fiscal 1997 year end.

Analysis of Operating, Investing and Financing Activities
During 1998.

     During 1998, the Company increased its accounts payable
By $323,609, mainly as a result of a management agreement with a related party, Wire to Wire, Inc. Accounts Receivable remained at $0. Inventory decreased by $181,199 as a result of the prior period adjustment due in part to the lawsuit with George Mathews. Notes Receivable-Related Parties amounted to $0. Payroll Taxes, and Other Accrued Liabilities were $0 due to decreased operations and the management agreement with Wire to Wire, Inc.

During 1998, the Company reduced its Notes Payable-related parties by 1,578,781.00 through a prior period adjustment.

Significant Customers

     The Company had no principal customer.


Borrowing Activities

During the past three years, the Company's operations and investing activities have been financed extensively from borrowings. Borrowings have been approximately $323,609, 0 and $207,000 in fiscal years 1998, 1997 and 1996, respectively.

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


Results of Operations

Fiscal Year 1998 Compared to Fiscal Year 1996

     Revenues.  The Company's revenues decreased 68% from
$2,779 in 1997 to $1,892 in 1998.

     Selling, General and Administrative Expenses.
The Company's selling, general and administrative expenses decreased from 853,954 in 1997 to $92,814 in 1998, a decrease of $3,241,686. Selling, General and Administrative Expenses (S,G&A) net decreases were primarily attributable to management's decisions to write off long lived assets in 1997, directors fees and expenses were $0 1997 and $0 in 1998, research and development was $0 in 1997 and $0 in 1998, consulting expenses $358,175 in 1997 to $16,000, a decrease of $342,175, legal, accounting and auditing from $289,696 in 1997 to $234,765 in 1998, a decrease of $54,931, and other selling, general and administrative expenses from $206,083 in 1997 to $0 in 1998, a decrease of $206,083.

     Interest Expense. Interest expense for the Company increased 100% from $468,129 in 1997 to $0 in 1998. The change is the result of the exchange of notes for stock in the real estate exchange.


     Other Income and Expense. Other income and expense for the Company was from $0 in 1997 and $0 in 1998.

     Gain or Loss on Sale of Assets. Gain or loss on sale of assets for the Company changed from a loss of $28,160 in 1997 to a gain or loss or $0. The loss in 1997 was the result of loss on the sale of office furniture and equipment.

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

     The Company reported a loss on impairment of assets in the amount of $2,779 in 1997.

Fiscal Year 1997 Compared to Fiscal Year 1996

Revenues. The Company's revenues decreased from $1,276,068 in 1996 to $2,779 in 1997.

Revenue decreases were attributable primarily to changing the accounting method for reporting an exchange of real estate for notes payable and stock which eventually proved to have no value. Sales of development property was $0 in 1997 and the amount of $1,200,400 in 1996 as compared to $0 in 1995, and a decrease in royalty income from $75,688 to 1,414. Commission and affiliation income was $0 in 1997 and 1996.

Selling, General and Administrative Expenses. The
Company's selling, general and administrative expenses decreased 15% from $1,012,538 1996 to $853,954 in
1997, a decrease of $158,584. Selling, General and Administrative Expense (S,G&A) net decreases were primarily attributable to managements decisions to reduce company activities., directors fees and expenses form $1,075 in 1996 to $0 in 1997, a decrease of $1,075, bad debt expense was $0 in 1996 and $0 in 1997. Research and development expenses decreased from $64,690 in 1996 to $0 in 1997, a decrease of $64,690, consulting expenses decreased from $449,079 in 1996 to $358,175 a decrease of $90,904, and other selling, general and administrative expenses decreased from $268,908 to 206,083 to an decrease of $62,825.

     Other Income and Expense. Interest and dividend income for the Company decreased from $100,508 in 1996 to $0, a decrease of $100,508.

     Interest Expense. Interest expense for the Company decreased from $354,923 in 1996 to $468,129 in 1997, an increase of $113,206 The substantial increase in interest expense was the result of borrowings by the Company to facilitate expansion, primarily in the area of real estate development.

     Other Income and Expense. Other income and expense for the Company increased from an expense of $21,747 in 1996 to an income or expense of $0 in 1997.
The expense for 1995 was the result of loan extension fees and related expenses.

     Gain or Loss on Sale of Assets. Gain or loss on sale of assets for the Company increased from a gain of $91,812 in 1996 to a gain or loss of $0 in 1997. The income for 1996 was the result of a gain on the sale of oil and gas interests.

     Loss from Discontinued Operations. The Company discontinued the operations of two subsidiaries during the year 1996, Islet Transplant Technology and Microsphere Technology. The loss was the result of the subsidiaries being unable to develop the acquired technology as a result of the recision of a contract with Bio-Sphere Technology (an unaffiliated entity) that was entered into for the development of the technology. The Company concluded that the continued investment in the technology was not an appropriate means of diversifying the Company's operations and required more cash to finance its operations than appeared prudent. Accordingly, the Company ceased the pursuit of its medical technology investments. This resulted in charges to operations of $186,043 for Islet Transplant Technology and $82,905 for Microsphere Technology.
There were no related expenses in 1997.

ITEM 8.   FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA

     See Financial Statements and Financial Statement
Schedules appearing on  F-1 to F-25  of this Form 10-K
Annual Report.


ITEM 9.   CHANGES IN AND DISAGREEMENTS
          WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL
          DISCLOSURE

NONE.


              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE
OFFICERS OF THE REGISTRANT

The Directors and Officers of the Company as of March 31, 1998 are as follows:

Name and Address              Age            Position Held

Marie A. Levine               51             Chairman of the Board, Director,
23 Cactus Garden Drive, F23                  Chief Executive Officer,
Henderson, Nevada 89014                      President, Principal Financial
                                             Officer, Principal Accounting
                                             Officer, Secretary/Treasurer

Alvin B. Green                68             Director
16601 Ventura Blvd.
Encino, California 91436

Janice E.  Smith, Esq.        50             Director
23 Cactus Garden Drive, F23
Henderson, Nevada 89014

Gerald Krupp                  69             Director
16601 Ventura Blvd.
Encino, California 91436


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

     Janice E.  Smith is a Director of C.E.C. Industries
Corp.  Ms. Smith is practicing Bankruptcy and Trust
Planning law in the Las Vegas area.

     Gerald Krupp is a Director of C.E.C. Industries
Corp.  Mr. Krupp practices Business Law in California.

ITEM 11.  EXECUTIVE COMPENSATION

     The Compensation which the Company paid to the President for services in all capacities and for the fiscal years indicated, was as follows:


Name and Principal Position             Year    Salary              Other

Gerald H.  Levine, President            1998    $0

Gerald H.  Levine, President            1997    $102,000(1)

Gerald H.  Levine, President            1996    $0

George Matthews, President              1996    $156,500

Richard Cope, President                 1996    $0

Ronald J.  Robinson, President          1995    $100,000

Donald J.  Stoecklein, Secretary        1995    $100,000

Ronald G.  Stoecklein, Treasurer        1995    $100,000


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

          Gerald H. Levine
          Marie A. Levine
          Alvin B. Green
          Janice E. Smith
          Gerald Krupp

EMPLOYEE BENEFIT PLAN

     Effective  February,  1996, the Savings  and
Protection  Plan (the Savings Plan) was terminated by
C.E.C. Management Corp.

1987 NONQUALIFIED STOCK OPTION PLAN

     The  Company's 1987 Nonqualified Stock Option
Plan  (the NSOP) was terminated in 1996


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


ITEM  14. EXHIBITS, FINANCIAL STATEMENT
          SCHEDULES AND  REPORTS ON
          FORM 8-K

(a) Documents filed as part of this Report

     1. Financial Statements:

     Independent Auditors' Report                               F-1
     Consolidated Balance Sheets at March 31, 1998 & 1997       F-2 & F-3
     Consolidated Statements of Operations for the years ended
          March 31, 1998, 1997                                  F-4

     Consolidated Statements of Stockholders' Equity for the
          years ended March 31, 1998, 1997                      F-5 & F-6
     Consolidated Statements of Cash Flows for the years ended
          March 31, 1998, 1997                                  F-7 to F-8
     Notes to Consolidated Financial Statements                 F-9 to F-25

     2. Exhibits required to be filed are listed below.

     Exhibit Number           Description

     (b) During the fiscal year 1998, the Company filed the following no 8-K's.


Subsequent to the end of the fiscal year, the Company filed the following reports on Form 8-K


      1.  June 8, 1998, new president appointed February, 18, 1998.

      2. August 3, 1998, Fort Worth Credit Partners, Ltd. agreement on Victory Village, Ltd. III Limited Partnership.

      3.  March 3, 1999, George Matthews, Jr. judgment entered for $207,306.93.


             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C.E.C. INDUSTRIES CORP.

By:  /s/ Brian Dvorak                 Dated:  March 13, 2002
     ---------------------
     Brian Dvorak, President

          C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)

                    FINANCIAL STATEMENTS
                     March 31, 1998
                          and
                     March 31, 1997

                        TABLE OF CONTENTS

                                                           PAGE
INDEPENDENT AUDITORS' REPORT

BALANCE SHEET - ASSETS                                     F-2

BALANCE SHEET - LIABILITIES AND SHAREHOLDER'S EQUITY       F-3

STATEMENT OF OPERATIONS                                    F-4

STATEMENT OF STOCKHOLDERS' EQUITY                          F-5 - F-6

STATEMENT OF CASH FLOWS                                    F-7 - F-8

NOTES TO FINANCIAL STATEMENTS                              F-9 - F-25

James E. Slayton, CPA
2858 WEST MARKET STREET
SUITE C
FAIRLAWN, OHIO 44333
1-330-864-3553

                            INDEPENDENT AUDITORS' REPORT

Board of Directors                           February 19, 2002
C.E.C. Industries Corporation (the Company)
Las Vegas, Nevada 89120

      I have audited the Balance Sheet of C.E.C. Industries Corporation, as of March 31, 1998 and March 31, 1997, and the related Statements of Operations, Stockholders' Equity and Cash Flows for the years ending March 31, 1998 and March 31, 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

      In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C.E.C. Industries Corporation, as of March 31, 1998, and March 31, 1997, and the results of its operations and cash flows for the period in conformity with generally accepted accounting principles.

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




/s/ James E. Slayton
- ---------------------------
James E. Slayton, CPA
Ohio License ID# 04-1-15582

          C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)
                      BALANCE SHEET
                          AS AT

                          ASSETS


 ASSETS                           March 31         March 31
                                    1998             1997

CURRENT ASSETS
Cash                                1,059.00           786.00
Restricted Cash
Accounts Receivable
Inventory                                          181,199.00
                                -------------    -------------
Total Current Assets                1,059.00       181,985.00

PROPERTY AND EQUIPMENT
Property and Equipment
(net of depreciation)                   0.00             0.00
Land                                                     0.00
                                -------------    -------------
Total Property and Equipment            0.00             0.00

OTHER ASSETS
Notes Receivable-Related Parties  163,000.00       163,000.00
Accrued Interest Receivable        11,473.00        11,473.00
Security Deposits                   4,012.00         4,012.00
Accounts Receivable-
Related Parties                   220,635.00       220,635.00
Patents                            86,773.00        92,196.00
Investment-Limited Partnership    300,000.00       300,000.00
Investment in Synfuel              36,900.00        36,900.00
Oil & Gas Interests               116,415.00       116,415.00
                                -------------    -------------
Total Other Assets                939,208.00       944,631.00
                                -------------    -------------
TOTAL ASSETS                      940,267.00    $1,126,616.00
                                -------------    -------------
                                -------------    -------------



                 See accompanying notes to financial statements
                                     F-2

          C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)
                      BALANCE SHEET
                           AS AT

                   LIABILITIES & EQUITY

                                                 March 31,        March 31,
                                                    1998            1997

CURRENT LIABILITES
Accounts Payable                                   563,528.00       239,919.00
Bank Overdraft                                           0.00             0.00
Payroll Taxes Payable                                    0.00             0.00
                                                 -------------    -------------
Total Current Liabilities                          563,528.00       239,919.00

OTHER LIABILITIES
Notes Payable-Related Parties                            0.00     1,578,781.00
                                                 -------------    -------------
Total Other Liabilities                                  0.00     1,578,781.00

                                                 -------------    -------------
Total Liabilities                                  563,528.00     1,818,700.00

   EQUITY
Common Stock, $0.05 par value, shares: authorized, 886,840.00       886,840.00
50,000,000 shares, issued and outstanding at
March 31, 1998, 17,736,795 shares and
17,736,795 shares in at March 31, 1997
Additional Paid in Capital                       7,084,580.00     7,084,580.00
Converible Preferred stock, $0.001 par value,
shares authorised, 100,000,000 shares, issued
and outstanding 10,663,041 shares in 1998 and
10,663,041 shares in 1997                           10,663.00        10,663.00
Retained Earnings
(Deficit accumulated during development state)  (7,605,344.00)   (8,674,167.00)
                                                 -------------    -------------
Total Stockholders' Equity                         376,739.00      (692,084.00)
                                                 -------------    -------------
   TOTAL LIABILITIES & OWNER'S EQUITY             $940,267.00    $1,126,616.00
                                                 -------------    -------------
                                                 -------------    -------------


                 See accompanying notes to financial statements
                                     F-3

           C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF OPERATIONS
                     FOR PERIODS ENDING
                March 31, 1998 and March 31, 1997


                                                 March 31         March 31
                                                    1998            1997

   REVENUE
Sales                                                                 1,365.00
Royalty Income                                       1,892.00         1,414.00

   COSTS AND EXPENSES
Selling, General and Administrative                 92,814.00       853,954.00
Legal and Professional Expense                     234,765.00
Amortization of Patent                               5,423.00
Interest Expense                                                    468,129.00
Loss on Impairment                                                2,174,510.00
Sales of Assets- Gain(Loss)                                          28,160.00
Discontinued Operations (Loss)                                       49,935.00
                                                 -------------    -------------
     Total Costs and Expenses                      333,002.00     3,574,688.00
                                                 -------------    -------------
          Net Ordinary Income or (Loss)           (331,110.00)   (3,571,909.00)
                                                 -------------    -------------
                                                 -------------    -------------
Weighted average
number of common
shares outstanding                                 17,736,795       21,388,879


  Net Loss Per Share                                    (0.02)           (0.17)


                 See accompanying notes to financial statements
                                     F-4

            C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        FOR YEARS ENDED March 31, 1998 and March 31, 1997


                                                                                    Deficit
                                                                                accumulated
                  Preferred                   Common               Additional        during    Treasury                    Total
                      Stock                    Stock                  paid-in   development       Stock             Stockholder's
                     Shares      Amount       Shares     Amount       capital         stage       shares      Amount      Equity
               ------------  ----------  -----------  ---------  ------------  ------------  -----------  ----------  ----------

Balance at
March 31, 1995     725,000        $725    1,867,459    $93,373    $3,799,919   ($3,419,976)   (5,986.00)   ($23,527)    $450,514

Bio-Sphere Shares
Canceled in
Connection with
Asset Purchase
Cancellation      (125,000)       (125)                                                                                    (125)

Canceled Sterling
Travel Purchase                                                      (30,788)       (4,819)                             (35,607)

24.5% Interest Victory
Village Limited Partnership               1,200,000     60,000       240,000                                            300,000

Exchanged Preferred
$.001 Shares For
Preferred $.50
Redeemable Shares (600,000)       (600)                                                                                    (600)

Issued Preferred
$.50 Redeemable
Shares           4,200,000       4,200                                (3,476)                                               724

S-8 Shares
Issued             200,000         200    3,372,830    168,642       933,920                                          1,102,762

Rosenbaum Shares Canceled                   (30,000)    (1,500)      (21,000)                                           (22,500)

Issued to 401-K                               1,506         75       (19,856)                     5,986      23,527       3,746

Stock Options Exercised                     600,000     30,000       150,000                                            180,000

Exchanged  for
100% Interest
in Mid-Nevada
Art, Inc.        4,016,734       4,017    2,886,667    144,333     1,213,124                                      0   1,361,474

Exchanged  for
100% Interest
in Basia Holding,
Inc.             1,797,385       1,797    2,309,333    115,467       682,736                                            800,000

Exchanged for
100% Interest
in Oil and Gas
Interest         2,848,922       2,849    3,464,000    173,200     1,055,201                                          1,231,250

Expenses of Exchange
Agreement                                                           (171,750)                                          (171,750)

Net Loss                                                                        (1,512,091)                          (1,512,091)
               ------------  ----------  -----------  ---------  ------------  ------------  -----------  ----------  ----------
Balance at
March 31,1996   13,063,041     $13,063   15,671,795   $783,590    $7,828,030   ($4,936,886)           0          $0  $3,687,797

S-8 Shares issued for                     2,065,000    103,250       454,150                                            557,400
Services

Exchanges for 100% Interest
in Auto Express, Inc. on
June 15, 1996                               495,000     24,750       148,500                                            173,250


                 See accompanying notes to financial statements

            C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        FOR YEARS ENDED March 31, 1998 and March 31, 1997 (CONTINUED)


                                                                                    Deficit
                                                                                accumulated
                  Preferred                   Common               Additional        during    Treasury                    Total
                      Stock                    Stock                  paid-in   development       Stock             Stockholder's
                     Shares      Amount       Shares     Amount       capital         stage       shares      Amount      Equity
               ------------  ----------  -----------  ---------  ------------  ------------  -----------  ----------  ----------

Issued for Telephone
Calling Cards                               200,000     10,000        60,000                                             70,000

Auto Express Exchange
Canceled on January 31, 1997               (495,000)   (24,750)     (148,500)                                          (173,250)

Shares Issued for Telephone
Calling Cards Canceled                     (200,000)   (10,000)      (60,000)                                           (70,000)

Shares Redeemed in
Connection with
pay-off of Note
Receivable      (2,400,000)     (2,400)                           (1,197,600)                                        (1,200,000)

Net Loss                                                                        (3,571,909)                          (3,571,909)

Dividends Paid on
Preferred Stock                                                                   (165,372)                            (165,372)
               ------------  ----------  -----------  ---------  ------------  ------------  -----------  ----------  ----------
Balance at
March 31,1997   10,663,041     $10,658   17,736,795   $886,840    $7,084,580   ($8,674,167)           0          $0   ($692,084)

Prior Period
Adjustment                                                                      $1,399,933                           $1,399,933

Net(Loss) for
year ended 03/31/1998                                                            ($331,110)
               ------------  ----------  -----------  ---------  ------------  ------------  -----------  ----------  ----------
                10,663,041     $10,658   17,736,795   $886,840    $7,084,580   ($7,605,344)           0          $0    $707,849

               ------------  ----------  -----------  ---------  ------------  ------------  -----------  ----------  ----------
               ------------  ----------  -----------  ---------  ------------  ------------  -----------  ----------  ----------


                 See accompanying notes to financial statements

            C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)
             CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE YEARS ENDED



                                                    March 31, 1998     March 31, 1997
                                                    --------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss) from operations                              ($331,110)       ($3,571,909)
Adjustments to reconcile net income or loss
to net cash used in operation activities
Depreciation Expense                                                           6,786
Amortization                                                5,423              9,500
Loss on Impairment of Assets                                               2,174,510
Redemption of Preferred Stock                                             (1,200,000)
(Gain) Loss on Equipment                                                      28,160
Common Stock Issued for Professional Fees &
Directors Fees                                                               557,400
Changes in Assets and Liabilities                         325,960
(Increase) Decrease in Restricted Cash                                       500,000
(Increase) Decrease in Accounts Receivable                                   543,566
(Increase) Decrease in Current Assets                                         64,115
(Increase) Decrease in Accrued Interest Receivable                            35,081
(Increase) Decrease in Property and
Equipment less costs                                                       4,080,733
(Increase) Decrease in Security Deposits                                      (4,012)
Increase (Decrease) in Accounts Payable                                      (53,193)
Increase (Decrease) in Bank Overdraft                                        (29,411)
Increase (Decrease) in Payroll Taxes                                        (119,422)
Increase (Decrease) in Accrued Liabilities                                  (429,139)
                                                    --------------     --------------
Total Adjustments                                         331,383          6,164,674
                                                    --------------     --------------
     Net Cash provided by Operating Activities             273.00       2,592,765.00

Proceeds from sale of assets                                    0             500
Advances or Payments Notes
Receivable-Related Parties                                              1,217,000
Advances or Payments Accounts
Receivable-Related Parties                                               (220,635)
                                                    --------------     --------------
     Net Cash used by investing activities                      0         996,865



                 See accompanying notes to financial statements
                                     F-7

            C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)
             CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE YEARS ENDED (CONTINUED)



                                                    March 31, 1998     March 31, 1997
                                                    --------------     --------------


CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Debt                                                (3,426,748)
Preferred Dividends Paid                                                    (165,372)
                                                    --------------     --------------
      Net cash provided by financing activities                 0         (3,592,120)
                                                    --------------     --------------
      Net increase (decrease) in cash
      and cash equivalents                                    273             (2,490)
      Cash and cash equivalents
      beginning of year                                       786              3,276
                                                    --------------     --------------
      Cash and Cash Equivalents at End of Year             $1,059               $786
                                                    --------------     --------------
                                                    --------------     --------------
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for interest                                      $383,568
                                                    --------------     --------------
                                                    --------------     --------------
Income Taxes                                                   $0                 $0
                                                    --------------     --------------
                                                    --------------     --------------


                 See accompanying notes to financial statements
                                     F-8

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

During 1996, the Company converted the 600,000 shares of $4.00 preferred stock into 4,200,000 shares of new series "B" non-converting preferred stock with a par value of $0.001 per share, with a redemption value of $.50 per share, that has attached to the issue one vote per share, equal in value to one vote of common stock and each share pays a cumulative preferred dividend of 10% per year. The Company may redeem the 4,200,000shares of new Series "B" non-converting preferred stock through October 12, 1999. On December 20, 1995, the Company issued an additional 100,000 nonvoting preferred shares with a par value of $.001 per share, redeemable at $.50 per share and 100,000 voting preferred shares with a par value of $.001 per share, redeemable at $.50 per share in consideration of raising DMS Golf Enterprises, Inc. note receivable from $1,000,000 to $1,200,000.

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

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Business and Principles of Consolidation

The consolidated financial statements include the accounts of C.E.C. Industries Corp. (the Parent) and its subsidiaries, Custom Environmental International, Inc. ("CEI") (80% owned the reduction in ownership of CEI from 90% was due to the issuance of additional shares of common stock to employees in lieu of salaries), Plata Oro (57% owned), Moonridge Development Corp. (100% owned), Sterling Travel (100% owned), Microsphere Technology (100% owned), Islet Transplant Technology (100% owned), Mid-Nevada Art, Inc. (100% owned) and Basia Holding, Inc. (100% owned.). During the fiscal year 1996, the Sterling Travel (100%) purchase was canceled do to nonperformance by Sterling Travel. During the fiscal year 1996, Microshpere Technology (100%) and Islet Transplant Technology (100%) operations were discontinued. During the fiscal year 1997, the Company sold Moonridge Development Corp. All material intercompany transactions have been eliminated. Custom Environmental International, Inc. is developing and marketing a carbon regeneration furnace. Plata Oro is involved in minerals exploration but has been inactive for several years. Moonridge Development Corp. develops unimproved land in Las Vegas, Nevada. Sterling Travel is a travel agency in Boca Raton, Florida. Microsphere Technology and Islet Transplant Technology are engaged in research and development of medical technology. Mid-Nevada Art, Inc. purchases artworks for lease and rental. Basia Holding, Inc. holds title by quitclaim deed to approximately 9,000 unencumbered acres of land and coal reserves. (See Note 12)

            C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)
                NOTES TO FINANCIAL STATEMENTS

Revenue Recognition

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

Lease and rental income from artworks are recorded as received. During the years ending March 31, 1996, 1997 and 1998 there was no lease and rental income received. Sales of artworks are recorded net of its original cost as gain or loss on the sale of investments. During the years ending March 31, 1996, 1997 and 1998 there were no revenues from sale or rental of the artworks.

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

Long-Lived Assets

The company's long-lived assets consist of patents, that are being amortized on a straight-line basis over 17 years from the date of issuance of such patents, net of amortization, is equal to its current book value. The artworks are recorded at cost. The artworks were reviewed by management for impairment of value. Management wrote the artworks down to zero based on cash flow and projected cash flow. The artworks had not generated any cash revenues nor were they projected to for the next five years.

Earnings (Loss) Per Common Share

Earnings (Loss) per common share is computed based on the weighted average number of common shares and common share equivalents outstanding. Stock options are included as common share equivalents using the treasury stock method except for 1995 when they were anti dilutive.

The number of shares used in computing earnings (loss) per common share was 21,388,879 in 1997 and 17,736,795 in 1998.

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

            C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)
                NOTES TO FINANCIAL STATEMENTS

Pending Accounting Pronouncements

It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.


NOTE 2 - INVENTORIES

Inventories consists of manufactured finished goods held for sale, and developed and undeveloped land for sale as follows:
                                        1997          1998
    Manufactured finished goods        $181,199      $0
                                      ---------     ----------
                                       $181,199      $0
                                      ---------     ----------
                                      ---------     ----------
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

NOTE 4 - REVERSE STOCK SPLIT

On September 30, 1992, the Company consummated a 1:10 reverse stock split. The reverse stock split also reduced the outstanding stock options on the same basis of 1:10.

            C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)
                NOTES TO FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES

The provision or benefit for income taxes is based on pretax loss reported in the consolidated financial statements. The tax effect of temporary differences generating Federal income tax is summarized as follows:

                                            1997        1996          1995

      Tax Benefit at Statutory Rate       $700,294    $1,250,413    $639,293
      Surtax Amount                       (20,070)      (35,636)    (18,266)
      Valuation Allowance for Benefit
        of Net Operating Loss
        Carryforward Not Recognized
                And Other Items.          (680,224)   (1,214,777)  (621,027)
                                         ----------  ------------  ---------
      Total                                     $0            $0          $0
                                         ----------  ------------  ---------
                                         ----------  ------------  ---------

A reconciliation of the Federal statutory income tax rate to the effective income tax rate based on income before income tax follows:
                                            1997        1996          1995

      Statutory Rate                         35%         35%           35%
      Surtax Amount                          (1)         (1)           (1)
      Decrease in Tax Rate Resulting
      From:
        Net Operating Loss Limitation
        and Other  Items                     (34)        (34)          (34)
                                        ----------  ------------  ----------
                                              0%          0%           0%
                                        ----------  ------------  ----------
                                        ----------  ------------  ----------

The tax net operating loss carryforward at March 31, 1996, 1997 and 1998 was approximately $3,273,484, $6,845,403 and $7,176,513 respectively, expiring through 2013. The valuation allowance has increased to $621,027 from March 31, 1994 to March 31, 1995, and has increased to $1,214,777 from March 31, 1995 to March 31, 1996. For the March 31,1996 to March 31, 1997, the valuation allowance has increased to $2,286,349. For the March 31, 1997 to March 31, 1998, the valuation allowance has increased $2,336,015

            C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)
                NOTES TO FINANCIAL STATEMENTS


The temporary differences and tax carry forwards which created deferred tax assets and liabilities at March 31, 1998 are detailed below:

           Deferred Tax Assets:
           Net Operating Loss            $2,336,015
                                        ------------
           Total Deferred Tax Assets     2,336,015
           Valuation Allowance          (2,336,015)
                                        ------------
Net Deferred Tax Asset                       $0
                                        ------------
                                        ------------
 NOTE 6 - RELATED PARTIES

During the year 1996, George Matthews, the former President of the Company received 131,000 shares of common stock, pursuant to an employment contract, in lieu of paid salary in the amount of $65,500. During fiscal 1995, George Matthews, the former President ofthe Company borrowed $50,000 from the Company, whose loan was paid off during the same fiscal year. George Matthews received in fiscal 1996, pursuant to an employment contract, a stock bonus of 262,000 shares of Rule 144 stock valued at $91,000 and accruedat March 31, 1995. In fiscal 1995, Mr. Matthews also received a $50,000 cash bonus. George Matthews, the former President of the Company borrowed $10,000 from the Company during fiscal 1996. The loan is still outstanding at end of fiscal 1997.

Directors of the Company received S-8 stock issued as director compensation, 2,500 shares per quarter, per director.

The President, Secretary, and Treasurer of the Company received a monthly salary of $8,333 per month, through fiscal 1996, which, in the event of a lack of cash available for the payment of such sums, accrues, and or is paid pursuant to the issuance of S-8 stock. As of March 31, 1997, and 1998, $0 and $0 is accrued for such salaries.

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

On April 1, 1996, the Company entered into a management agreement with WWW Consulting that will supply the management services of Gerald and Marie Levine, as President and Secretary of Company. The agreement provides that a monthly fee of $8,500 each will be paid for such services and will also lease two vehicles at a monthly rate not to exceed $600. Additionally, WWW Consulting will advance short term loans as needed at an interest rate of 10% per annum.

On May 16, 1996, the Company, as part of the sale of the subsidiary, Moonridge Development Corp. agreed to carry an accounts receivable in the amount of $210,635. There has been no activity on the note through March 31, 1997.

NOTE 7 - STOCK OPTIONS

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

NOTE 8- RETIREMENT PLAN

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

NOTE 9 - COMMITMENTS & CONTINGENCIES

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

Madera Component Systems, Inc. Nevada Federal District Court, Case No. (596-01105PMP). An action against the Company alleging that the Company entered into a contract with Prime Construction, et al and executed an indemnity agreement. The Company filed a cross-complaint alleging no contract was ever entered into nor did the Company ever execute any indemnity agreement. Counsel strongly responded to this litigation and believes that a judgment will be rendered in their favor. This case is in the discovery stage.

            C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)
                NOTES TO FINANCIAL STATEMENTS

In a lawsuit subsequent to the date of the financial statements, a judgement was entered in United States District Court, District of Utah, Central Division, against C.E.C. Industries, Inc. in favor of George A. Matthews, Jr. A form President and Direcotr of C.E.C Industries. The judgement was for the amount of $207,306.93. The company has filed an appeal with the United States Court of Appeals for the Tenth Circuit. The company has been unable to post a bond.

As of the date hereof, the Company is not aware of any other material legal proceedings, pending or contemplated, to which the Company is, or would be, a party of which any of its property is, or would be the subject.

The Company leased 2,622 sq.ft. of office space for its executive offices at 23 Cactus Garden Drive, F-60, Green Valley, Nevada. This lease was canceled in July 1997. The company currently does not have any lease or rental
agreements.   Lease expense for the years ended March 31, 1998, March 31,
1997, and March 31, 1996, was $16,654,$55,090 and $65,523,  respectively.

 NOTE 10 - SEGMENT INFORMATION AND MAJOR CUSTOMERS

Segment Information for Fiscal 1998

                    CEC            CEI             Other        Total
                    Real Estate    Oil
                    Development    Royalties

Revenue                      $0          $1892             $0           $0

Income/Loss            (327,579)          1892         (5,423)    (331,110)

Identifiable
  Assets                736,020        116,415         86,773      940,267

Amortization                  0              0          5,423        5,423

NOTE 11 - PRIOR PERIOD ADJUSTMENT

There was a prior period adjustment of $1,399,933 to retained earnings at the beginning of the fiscal year ending March 31, 1998. This was comprised primarily of Notes Payable to Related Parties and Inventory. Management felt that these items were not valid and did not affect operations of the company for the audited periods.

            C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)
                NOTES TO FINANCIAL STATEMENTS

NOTE 12 - NOTES PAYABLE & LINES OF CREDIT

On February 4, 1994, the Company purchased approximately 23.91 acres of undeveloped land in Las Vegas, Nevada, for $3,327,158 which included three separate parcels; 15.24 acres, 1.39 acres and 7.28 acres. At the same time, the Company borrowed $1,800,000 utilizing the approximate 23.91 acres as collateral for the loan from National Investors Corp.et al (Lender), to meet the down payment, closing costs of $904,692, and providing a balance for development proceeds. The annual interest rate is 12.5% payable monthly. As additional consideration, the Company issued 600,000 shares of preferred stock (Note 13). The note for $1,800,000 was initially due on February 4, 1995, however, it was subsequently extended to February 4, 1996 after payment of extension fees and late fees of $50,000 in fiscal 1995, with an additional $150,000 being added to principal in fiscal 1996 as part of the agreement to renew to the note, adjusting the principal to $2,000,000. Further, pursuant to the terms of the note, the Company is obligated to pay principal payments of $150,000 per month until a total of $800,000 is paid as principal reduction on the total loan amount. The note further provides that in the event that payments are not paid when due, the Company incurs a late charge of 10%. On May 10, 1996, the Lender agreed to add to the note all accrued interest and extension fees through May 10, 1996, in the amount of $236,905, bringing the total note balance to $2,365,051. Additionally, the Company, as part of this agreement, conveyed the 7.28 acre and the 1.39 acre tracts to the Lender in satisfaction of $935,185 principal, reducing the outstanding balance to $1,433,866, plus an additional extension fee of $71,693 or $1,505,559. The Lender further agreed to a six month extension to October 20, 1996. On October 20,1996, the Lender agreed to an additional extension to April 20, 1996, adding an extension fee to the note in the amount of $71,693 bringing the balance to $1,577,252. On December 6, 1996, the Company exchanged the 15.24 acre tract in full satisfaction of the note in the amount of $1,577,252, plus interest of $96,098 or $1,673,350 for 139,824 shares of common stock of Synfuels Technologies, Inc. The Company was released from any further liability on the note. (See Note 3)

On March 31, 1995, the Company executed a construction loan agreement for $3,000,000 with Bank of America, which loan is collateralized by 7.28 acres of property owned by the Company. The proceeds of the loan are being utilized for the construction of a mini-storage project. At year end 1995 there was a balance due of $573,318. The principal balance of the mini-storage loan bears interest at the per annum rate of interest publicly announced from time to time by Bank of America National Trust and Savings Association in San Francisco, California, plus one and one-half percentage (1.5%) points. The mini-storage loan converts from a construction loan to a
permanent loan upon completion of construction and upon     reaching certain
debt coverage ratio requirements. In the event the company does not meet the debt coverage ratio, the Bank of America may elect, in its sole discretion, to either refuse to convert the loan indebtedness to permanent loan indebtedness, or to permit the conversion of such lesser amount of the loan as will cause the debt coverage ratio to comply

            C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)
                NOTES TO FINANCIAL STATEMENTS

NOTE 12 - NOTES PAYABLE - CONTINUED

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


NOTE 13 - NOTES PAYABLE - RELATED PARTIES

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

NOTE 14 - PREFERRED STOCK

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

On April 22, 1994, the Company entered into an agreement with Bio-Sphere Technology wherein the Company issued 125,000 shares of preferred stock for
certain medical   technology.  The agreement  called for the Company to form two wholly owned subsidiaries, Microsphere Technology and Islet Transplant Technology, for purposes of pursuing the development of the technology. Subsequent to the issuance of the preferred shares to Bio-Sphere, the Company was notified of an attempted unilateral rescission by Bio-Sphere of the agreement with C.E.C. (See Note 8). As a result, the Company wrote down its investment in the medical technology which amounted to $62,500. During 1996, the Company agreed to cancel the agreement with Bio-Sphere Technology, and accordingly, cancel the preferred shares issued.

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

 NOTE 14 - PREFERRED STOCK (CONTINUED)

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

During 1995, the Company issued 1,216,844 shares of S-8 stock for director, employee, and consulting fees, issued as follows: 264,830 shares were issued as consulting fees; 500,000 S-8 shares were options received by certain consultants; 300,000 shares of S-8 stock were R.V. Jones' options and were exercised by the Company and given to him as his construction fee for the Mission Valley Mini Storage project; and the remainder of the S-8 stock was issued to directors, consultants, and employees pursuant to the C.E.C. Industries Corp. 1995 Stock Award Plan. George Matthews received 262,000 shares (See Note 5). Value of the shares issued per the S-8 Registration was the bid price at the time of the issue, ranging from $.56 to $.94 per share. During 1996, the Company issued 3,372,830 shares of S-8 stock to directors, consultants, and employees pursuant to the C.E.C. Industries Corp. 1996 Stock Award Plan. Value of the shares was the bid price at the time of the issue, averaging $.32 per share.

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

The Company has adopted FASB 121. Management has accordingly reviewed the values of the Company's artwork and coal reserves. Based on what management beliefs is significant impairment of the assets, the assets have been written down to zero. Factors which influenced management's decision include cash flow from these assets are projected to be zero for the next five years. The Company is in the process of determining a current fair market value of these assets. These valuations if any will be disclosed in footnotes to future financial statements.

            C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)
                NOTES TO FINANCIAL STATEMENTS

NOTE 15 - DISCONTINUED OPERATIONS

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

 NOTE 15 - DISCONTINUED OPERATIONS (CONTINUED)

The following are condensed balance sheets and statements of operations as of June 30, 1996, the date of purchase and December 31, 1996, the date the agreement was canceled.

    Condensed Balance Sheet          June 30, 1996     December 31, 1996

    Current Assets                      $  201,459             $210,161
      Equipment, Net                       253,455               200,428
                                        ----------             ----------
    Total Assets                           454,914               410,589
                                        ==========             ==========

    Liabilities                            509,051               490,559
    Common Stock                            14,350                14,350
    Deficit                                (68,487)               (94,320)
                                          --------                -------
    Total Liabilities and Capital         $454,914               $410,589
                                          ========               ========

    Condensed Statement of Operations

    Gross Revenues                        $834,208             $1,166,573
    Expenses                               858,310              1,216,508
                                          --------              ----------
    Net Operating Loss                    $(24,102)              $(49,935)
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