Form 10-Q
period 1998-09-30
CEC INDUSTRIES CORP
filed 2002-03-29
CIK 54175

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549



                                  FORM 10-Q
                 Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934.


For the quarter ended September 30, 1998     Commission file number   0-16734


                           C.E.C. INDUSTRIES CORP.
            (Exact name of registrant as specified in its charter)


Nevada                                                 87-0217252
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


3450 E Russell Road
Las Vegas, Nevada                                        89120
(Address of principal executive offices)                (Zip Code)



Registrant's telephone number, including area code   (702) 214-4253



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

As of September 30, 1998, there were 17,736,795 shares of common stock outstanding.

                                   INDEX


PART I - FINANCIAL INFORMATION                                   Page No.

     Item 1.   Financial Statements


          Balance Sheet as of September 30, 1998 and
            March 31, 1998                                         3-4

          Statement of Income for the three months
            ended September 30, 1998 and 1997                        5

          Statement of Cash Flows for the three months ended
            September 30, 1998 and 1997                              6

          Notes to Financial Statements                              7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation          8


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                     8

     Item 2.   Changes in Securities                                 8

     Item 3.   Defaults by the Company upon its
               Senior Securities                                     8

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                      8

     Item 5.   Other Information                                     8

     Item 6.   Exhibits and Reports of Form 8-K                      8

     SIGNATURES                                                      8



                                   Page Two

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          C.E.C. INDUSTRIES CORP.
                        (A Development Stage Company)
                               BALANCE SHEET
                                  AS AT
                       June 30, 1998 and March 31, 1998

ASSETS

                                         MARCH 31,    September 30,
                                         1998         1998

Current Assets
   Cash                                   1,059.00     1,818.00
                                         ---------    ---------
   Total Current Assets                   1,059.00     1,818.00

OTHER ASSETS
   Notes Receivable - Related
        Parties                         163,000.00         0.00
   Accrued Interest Receivable           11,473.00         0.00
   Security Deposits                      4,012.00     4,012.00
   Accounts Receivable - Related
        Parties                         220,635.00         0.00
   Patents                               86,773.00    86,773.00
   Investment - Limited
        Partnership                     300,000.00         0.00
   Investment in Synfuel                 36,900.00    36,900.00
   Oil and Gas Interests                116,415.00   116,415.00
                                         ---------    ---------
   TOTAL OTHER ASSETS                   939,208.00   244,100.00

TOTAL ASSETS                           $940,267.00  $245,918.00
                                       ===========  ===========

                                 -UNAUDITED-
                                 Page Three

                          C.E.C. INDUSTRIES CORP.
                        (A Development Stage Company)
                               BALANCE SHEET
                                  AS AT
                    September 30, 1998 and March 31, 1998

                  LIABILITIES & EQUITY

                                                 March 31,    September 30,
                                                 1998         1998

CURRENT LIABILITIES
  Accounts Payable                          $563,528.00     $628,246.00
                                            -----------     -----------
  Total Current Liabilities                  563,528.00      628,246.00

OTHER LIABILITIES
  Notes Payable                                    0.00            0.00
                                            -----------     -----------
  Total Other Liabilities                          0.00            0.00
                                            -----------     -----------
Total Liabilities                            563,528.00      628,246.00


EQUITY
  Common Stock, $0.001 par value,
  Authorized 50,000,000 shares;
  issued and outstanding at March 31,
  1998, 17,736,795 common shares;
  issued and outstanding at September 30,
  1998, 17,736,795 shares                    886,840.00      886,840.00

  Preferred Stock, $0.001 par value,
authorized 100,000,000 shares;
issued at March 31, 1998 and
September 30, 1998, 10,663,041                10,663.00            0.00

Additional Paid in Capital                 7,084,580.00    7,084,580.00

Retained Earnings (Deficit accumulated
during development stage)                 (7,605,344.00)  (8,353,748.00)
                                            -----------     -----------
Total Stockholders' Equity                   376,739.00     (382,328.00)
                                            -----------     -----------
TOTAL LIABILITIES & OWNER'S EQUITY          $940,267.00     $245,918.00
                                            ===========     ===========

                                 -UNAUDITED-
                                  Page Four

                          C.E.C. INDUSTRIES CORP.
                        (A Development Stage Company)
                           STATEMENT OF OPERATIONS
                           FOR THE QUARTERS ENDED
                  September 30, 1998 and September 30, 1997


  REVENUE                                        September 30,    September 30,
                                                 1998             1997

  Royalty Income                               5,125.00            1,380.00

  COSTS AND EXPENSES

  General and Administrative                   4,245.00           78,631.00
  Legal & Professional Expenses               34,281.00                0.00
  Other Income (Expense)
  Interest Income                                                  3,260.00
  Loss on Investments                        684,445.00
  Write down of Marketable Securities                          1,042,991.00
  Interest Expense                                                 9,813.00

        Total Costs and Expenses             722,971.00        1,036,438.00
                                          -------------        ------------
           Net Income or (Loss)             (717,846.00)      (1,146,886.00)
             before taxes                 =============        ============

Basic earnings per share
Number of common
Shares outstanding                          17,736,795          17,736,795

   Net Loss
   Per Share                                       (0.04)       (0.06)

                                 -UNAUDITED-
                                  Page Five

                  C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES
                        STATEMENTS OF CASH FLOWS
                               FOR PERIOD
                        FOR THE QUARTERS ENDED
                  September 30, 1998 and September 30, 1997



CASH FLOWS FROM OPERATING ACTIVITIES

                                                    September 30,    September 30,
                                                    1998             1997

 Net Income or (Loss)                             (717,846.00)   (1,146,886.00)
 Write off of Marketable Securities                684,445.00     1,042,991.00
 Adjustments to Reconcile Net Loss to
    Net Cash Used In Operating Activities
 Depreciation and Amortization                           0.00             0.00
 (Increase) Decrease in Other Assets                     0.00        (6,520.00)
 Increase/(Decrease) in accounts payable            33,275.00        62,490.00
 Net change in cash from operations                   (126.00)      (47,925.00)

CASH FLOWS FROM INVESTING ACTIVITIES

  Net change in cash from investment activities          0.00             0.00

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Notes Payable                                        49,935.00
    Net Cash Provided By Financing Activities            0.00        49,935.00

  Balance at beginning of period                     1,944.00           786.00
  Net increase (decrease) in cash                     (126.00)        2,010.00
  Balance at end of period                           1,818.00         2,796.00

                                 -UNAUDITED-
                                  Page Six

                           C.E.C. INDUSTRIES CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1. Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998, the results of operation for the three months ended September 30, 1998 and 1997 and the cash flows for the three months ended September 30, 1998 and 1997. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 1998 Annual Report on Form 10-K.

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

                               Page Seven

                         C.E.C. INDUSTRIES CORP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Royalty income for the quarter ended September 30, 1998 were $5125 compared to royalty income for the quarter ended September 30, 1997 of $1451. All revenues in the quarter were from oil royalties.

Selling, General and Administrative Expenses decreased from $98,793 in 1997 to $4,245 in 1998 due to a decrease in consulting expenses. Legal expenses increased $34,281 in 1998 due to a lawsuit. See Item 1. Interest expenses decreased from $9,813 in 1997 to $0 in 1998 due to reduction in debt during the past year.

The loss on investments in 1998 was the result of the July 29, 1998 agreement with Fort Worth Credit Partners, Ltd. The Company canceled its interest in Victory Village.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
On September2, 1998, a judgement was entered in United States District Court, District of Utah, Central Division against the Company. The Company plans to appeal this judgement.

Item 2. Changes in Securities
None

Item 3. Defaults by the company upon its Senior Securities
None

Item 4. Submission of Matter to a Vote of Security Holders
None

Item 5. Other Information
None

Item 6. Exhibits and Reports of Form 8-K

During the quarter ending September 30, 1998, the Company filed the following reports on Form 8-K3

     2.  August 3, 1998, disposition of assets.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C.E.C. INDUSTRIES CORP.



By:  /s/ Brian Dvorak                 Dated:  March 28, 2002
     ---------------------
     Brian Dvorak, President