Form 10-K
period 1999-03-31
CEC INDUSTRIES CORP
filed 2002-04-05
CIK 54175

SECURITIES AND EXCHANGE COMMISSION
       Washington, D.C.  20549

             FORM 10-K

[X]   ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)OF  THE
SECURITIES EXCHANGE  ACT OF 1934

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
SECURITIES  EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 1999

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

     The aggregate market value (the average bid and asked prices) of the voting stock held by non-affiliates of the registrant on March 31, 1999, was approximately
$532,104.  The number of shares of Common Stock, $0.001
par value, outstanding on March 31, 1999, was 17,736,795 shares, held by approximately 1704 shareholders.

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

( c) Narrative Description of Business.

Victory Village Associates Limited III

     320  Unit   Multi-Family Project to be built  -
Henderson, Nevada. In June, 1995, the Company acquired a
24.5% interest in a 320 unit apartment project generally
known as Victory Village, in exchange  for  1,200,000
shares of Rule 144 stock, with a simultaneous two-year restriction. The project is located in Henderson, Nevada near the intersection of Lake Mead Blvd. and Boulder Highway. The City of Henderson issued bonds to facilitate the financing on the project, with HUD, (Department of Housing and Urban Development) insuring the construction and permanent loan in the sum of $16,442,400,
at 6.38% interest, and due in 40 years, which loan was recorded in June of 1995 against the approximate 17.72 acres. The Majority of the construction on the project has been completed and certificates of occupancy have been issued. The company's investment in Victory Village was collateralized by a pledge of preferred stock owned by the project manager. In July of 1998, the company exchanged its interest in Victory Village for the return of 1,805,000 shares of the company's preferred stock.

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

EMPLOYEES

     On April 1, 1996 the Company signed an agreement with WWW Consulting, wherein, WWW Consulting would provide the Company with management and personnel and other qualified technical and office personnel as required.
The Company agreed on the following monthly compensation to be paid in cash or stock in the Company for services rendered: Gerald Levine $8,500 per month; Marie
Levine $8,500 per month; misc. office personnel at varying rates depending on services needed. This agreement was terminated in 1997.

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

On September 2, 1998, a judgement was entered in United States District Court, District of Utah, Central Division, against C.E.C. Industris, Inc. In favor of George A. Matthews, Jr. A former President and Director of C.E.C. Industries. The judgement entered was in the amount of $207,306.93. The judgement award was to compensate Mr. Matthews for monies allegedly owed to him on his Employment Agreement, from an alleged wrongful stop transfer, interest, and attorney's fees.

The company has been unable to post a bond. The judgement has been record in several states under the Sister State Judgement Act.

On February 11, 1999, C.E.C. Industries, Inc. Filed a complaint in the Third Judicial District court in Salt Lake County, State of Utah against Richard G. Matthews (son of George Matthews, Jr.) And
Raymond A. Ebert. In that action, C.E.C. Industries claims that both Richard G. Matthews and Raymond A. Ebert breached their fiduciary duties while Officers and/or Directors of C.E.C. Industries.

ITEM 4.   SUBMISSION OF MATTERS TO A
VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the Company's fiscal year ended March 31, 1999.


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

                         1999                1998
                    High      Low       High      Low

     1st Quarter    $.16      $.095      $.185     $.11625
     2nd Quarter     .14125    .075       .11625    .085
     3rd Quarter     .095      .06        .085      .06
     4th Quarter     .06125    .03        .07125    .03

     No  dividend  was  declared or paid by the
Company during fiscal year 1998 or 1997. A decision to pay dividends in the future will depend upon the
Company's profitability,  need  for liquidity   and  other
financial  considerations.    There   are approximately 1704
shareholders of the 17,736,795 outstanding shares, as of March 31, 1998

ITEM 6.   SELECTED FINANCIAL DATA

                             1999           1998           1997            1996          1995
Revenue from continuing
   operations                $23,895        $1,892         $2,779         $1,276,068     $87,501

Revenue from discontinued
    operations               0              0               0              1,187,208     0

Net income (loss) from
   continuing operations     $(1,135,970)   $(331,110)     $(3,571,909)   $(970,803)     $(1,809,381)

Net gain/ loss from
   Discontinued operations   0              0              (49,938)       (312,510)       (17,170)

Gain/loss per common share:
   Continuing operations     (.06)         (.02)          (.164)         (0.09)         (1.22)
   Discontinued operations   0.00           0.00           (.002)        (0.03)          0.00

Total Assets                 $940,267       $7,662,230     $11,115,648    $6,274,983

Long term obligations        0              0              0              0              0

Cash dividends per
     common share            0              0              0              0              0


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

Liquidity and Capital Resources

     Cash requirements of C.E.C. have been met by funds provided from (a) royalty income; (b) sale of developed and undeveloped land; and borrowing. The ratio of current assets to current liabilities at March 31, 1998 was ..17 to 1 compared to 1.67 to 1 at March 31, 1998.

     The working capital of the Company as of March
31, 1998, was ($-562,588). The working capital at March 31,
1998 was ($504,535).

     Cash was $123 at fiscal 1999 year end versus $1,059 at fiscal 1998 year end.

Analysis of Operating, Investing and Financing Activities
During 1998.

     During 1998, the Company increased its accounts payable
By $119,671 mainly as a result of a management agreement with a related party, Wire to Wire, Inc. Accounts Receivable remained at $0. Inventory remained at $0. Payroll Taxes, and Other Accrued Liabilities were $0 due to decreased operations and the management agreement with Wire to Wire, Inc.

     During 1999, the Company reduced its Notes Payable-related parties by 1,578,781.00 through a prior period adjustment.

     During 1999, the Company accounts receivable-related parties, accrued interest receivable and notes receivable-related parties by $395,408. The receivables were due from Mr. D. Stoeklein and Mr. R. Stoecklein from members of the company.

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


Results of Operations

Fiscal Year 1999 Compared to Fiscal Year 1998

     Revenues. The Company's revenues increased from $1,892 in 1998 to $23,895 in 1999.

     Selling, General and Administrative Expenses.
The Company's selling, general and administrative expenses decreased from 92,814 in 1998 to $15,684 in 1998, a decrease of $77,130. Selling, General and Administrative Expenses (S,G&A) net decreases were primarily attributable to inactivity of the company, directors fees and expenses were $0 1998 and $0 in 1999, research and development was $0 in 1998 and $0 in 1990, consulting expenses $16,000 in 1998 to $0, a decrease of $16,000, legal, accounting and auditing from $234,765 in 1998 to $128,758 in 1999, a decrease of $106,007, and other selling, general and administrative expenses from $0 in 1998 to $0 in 1999.

     Interest Expense. Interest expense for the Company increased 100% from $0 in 1998 to $0 in 1999. Other Income and Expense. Other income and expense for the Company was from $0 in 1998 and $0 in 1999.

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

     The Company reported a loss on impairment of assets in the amount of $86,772 in 1999.

Fiscal Year 1997 Compared to Fiscal Year 1996

     Revenues. The Company's revenues increased from $1,892 in 1998 to $22,895 in 1999.

     Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses increased from 92,814 in 1998 to $$231,214 in 1998, an increase of $138,400. Selling,
General and Administrative Expenses (S,G&A) net increases were primarily attributable to legal costs, directors fees and expenses were $0 1998 and $0 in 1999, research and development was $0 in 1997 and $0 in 1998, consulting expenses $358,175 in 1997 to $16,000, a decrease of $342,175, legal, accounting and auditing from $289,696 in 1997 to $234,765 in 1998, a decrease of $54,931, and other selling, general and administrative expenses from $206,083 in 1997 to $0 in 1998, a decrease of $206,083.

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

ITEM 8.   FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA

     See Financial Statements and Financial Statement
Schedules appearing on  F-1 to F-22 of this Form 10-K
Annual Report.


ITEM 9.   CHANGES IN AND DISAGREEMENTS
          WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL
          DISCLOSURE

NONE.


              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE
OFFICERS OF THE REGISTRANT

The Directors and Officers of the Company as of March 31, 1999 are as follows:

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

     Janice E.  Smith is a Director of C.E.C. Industries
Corp.  Ms. Smith is practicing Bankruptcy and Trust
Planning law in the Las Vegas area.

     Gerald Krupp is a Director of C.E.C. Industries
Corp.  Mr. Krupp practices Business Law in California.

ITEM 11.  EXECUTIVE COMPENSATION

     The Compensation which the Company paid to the President for services in all capacities and for the fiscal years indicated, was as follows:


Name and Principal Position             Year    Salary              Other

Marie Levine, President                 1999    $0

Gerald H.  Levine, President            1998    $0

Gerald H.  Levine, President            1997    $102,000(1)

Gerald H.  Levine, President            1996    $0

George Matthews, President              1996    $156,500

Richard Cope, President                 1996    $0

Ronald J.  Robinson, President          1995    $100,000

Donald J.  Stoecklein, Secretary        1995    $100,000

Ronald G.  Stoecklein, Treasurer        1995    $100,000


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

Management Transactions as of March 31, 1999

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


ITEM  14. EXHIBITS, FINANCIAL STATEMENT
          SCHEDULES AND REPORTS ON
          FORM 8-K

(a) Documents filed as part of this Report

     1. Financial Statements:

     Independent Auditors' Report                               F-1
     Consolidated Balance Sheets at March 31, 1999 & 1998       F-2 & F-3
     Consolidated Statements of Operations for the years ended
          March 31, 1999, 1998                                  F-4

     Consolidated Statements of Stockholders' Equity for the
          years ended March 31, 1999, 1998                      F-5 & F-6
     Consolidated Statements of Cash Flows for the years ended
          March 31, 1999, 1998                                  F-7
     Notes to Consolidated Financial Statements                 F-8 to F-22

     2. Exhibits required to be filed are listed below.

     Exhibit Number           Description

     (b) During the fiscal year 1999, the Company filed the following no 8-K's.


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

C.E.C. INDUSTRIES CORP.

By:  /s/ Brian Dvorak                 Dated:  March 25, 2002
     ---------------------
     Brian Dvorak, President

          C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)

                    FINANCIAL STATEMENTS
                     March 31, 1999
                          and
                     March 31, 1998

                        TABLE OF CONTENTS

                                                           PAGE
INDEPENDENT AUDITORS' REPORT

BALANCE SHEET - ASSETS                                     F-2

BALANCE SHEET - LIABILITIES AND SHAREHOLDER'S EQUITY       F-3

STATEMENT OF OPERATIONS                                    F-4

STATEMENT OF STOCKHOLDERS' EQUITY                          F-5 - F-6

STATEMENT OF CASH FLOWS                                    F-7

NOTES TO FINANCIAL STATEMENTS                              F-8 - F-22

James E. Slayton, CPA
2858 WEST MARKET STREET
SUITE C
FAIRLAWN, OHIO 44333
1-330-864-3553

                            INDEPENDENT AUDITORS' REPORT

Board of Directors                           March 15, 2002
C.E.C. Industries Corporation (the Company)
Las Vegas, Nevada 89120

      I have audited the Balance Sheet of C.E.C. Industries Corporation, as of March 31, 1999 and March 31, 1998, and the related Statements of Operations, Stockholders' Equity and Cash Flows for the years ending March 31, 1999 and March 31, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

      In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C.E.C. Industries Corporation, as of March 31, 1999, and March 31, 1998, and the results of its operations and cash flows for the period in conformity with generally accepted accounting principles.

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




/s/ James E. Slayton
- ---------------------------
James E. Slayton, CPA
Ohio License ID# 04-1-15582

          C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)
                      BALANCE SHEET
                          AS AT

                          ASSETS


 ASSETS                           March 31         March 31
                                    1999             1998

CURRENT ASSETS
Cash                                  183.00         1,059.00
                                -------------    -------------
Total Current Assets                  183.00         1,059.00

OTHER ASSETS
Notes Receivable-Related Parties                   163,000.00
Accrued Interest Receivable                         11,473.00
Security Deposits                   4,012.00         4,012.00
Accounts Receivable-
Related Parties                                    220,635.00
Patents                                 1.00        86,773.00
Investment-Limited Partnership                     300,000.00
Investment in Synfuel                               36,900.00
Oil & Gas Interests               116,415.00       116,415.00
                                -------------    -------------
Total Other Assets                120,428.00       939,208.00
                                -------------    -------------
TOTAL ASSETS                      120,611.00       940,267.00
                                -------------    -------------
                                -------------    -------------



                 See accompanying notes to financial statements
                                     F-2

          C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)
                      BALANCE SHEET
                           AS AT

                   LIABILITIES & EQUITY

                                                 March 31,        March 31,
                                                    1999            1998

CURRENT LIABILITES
Accounts Payable                                   683,199.00       563,528.00
Bank Overdraft                                           0.00             0.00
Payroll Taxes Payable                                    0.00             0.00
                                                 -------------    -------------
Total Current Liabilities                          683,199.00       563,528.00

OTHER LIABILITIES
Judgement                                          207,306.00             0.00
                                                 -------------    -------------
Total Other Liabilities                            207,306.00             0.00

                                                 -------------    -------------
Total Liabilities                                  890,505.00       563,528.00

   EQUITY
Common Stock, $0.05 par value, shares: authorized, 886,840.00       886,840.00
50,000,000 shares, issued and outstanding at
March 31, 1999, 17,736,795 shares and
17,736,795 shares in at March 31, 1998
Additional Paid in Capital                       7,084,580.00     7,084,580.00
Converible Preferred stock, $0.001 par value,
shares authorised, 100,000,000 shares, issued
and outstanding 0 shares in 1999 and
10,663,041 shares in 1998                                0.00        10,663.00
Retained Earnings
(Deficit accumulated during development state)  (8,741,314.00)   (7,605,344.00)
                                                 -------------    -------------
Total Stockholders' Equity                        (769,894.00       376,739.00
                                                 -------------    -------------
   TOTAL LIABILITIES & OWNER'S EQUITY             $120,611.00      $940,267.00
                                                 -------------    -------------
                                                 -------------    -------------


                 See accompanying notes to financial statements
                                     F-3

           C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF OPERATIONS
                     FOR PERIODS ENDING
                March 31, 1999 and March 31, 1998


                                                 March 31,        March 31,
                                                    1999            1998

   REVENUE
Sales
Royalty Income                                      23,895.00         1,892.00

   COSTS AND EXPENSES
Selling, General and Administrative                 15,684.00        92,814.00
Legal and Professional Expense                     128,758.00       234,765.00
Amortization of Patent                                   0.00         5,423.00
Loss on Impairment of Assets                        86,772.00
Loss on Investments                                721,345.00
Judgement for compensation                         207,306.00
                                                 -------------    -------------
     Total Costs and Expenses                    1,159,865.00       333,002.00
                                                 -------------    -------------
          Net Ordinary Income or (Loss)         (1,135,970.00)     (331,110.00)
                                                 -------------    -------------
                                                 -------------    -------------
Weighted average
number of common
shares outstanding                                 17,736,795       17,736,795


  Net Loss Per Share                                    (0.06)           (0.02)


                 See accompanying notes to financial statements
                                     F-4

            C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        FOR YEARS ENDED March 31, 1999 and March 31, 1998


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



                 See accompanying notes to financial statements

            C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        FOR YEARS ENDED March 31, 1999 and March 31, 1998 (CONTINUED)


                                                                                    Deficit
                                                                                accumulated
                  Preferred                   Common               Additional        during    Treasury                    Total
                      Stock                    Stock                  paid-in   development       Stock             Stockholder's
                     Shares      Amount       Shares     Amount       capital         stage       shares      Amount      Equity
               ------------  ----------  -----------  ---------  ------------  ------------  -----------  ----------  ----------

Dividends Paid on
Preferred Stock                                                                   (165,372)                            (165,372)
               ------------  ----------  -----------  ---------  ------------  ------------  -----------  ----------  ----------
Balance at
March 31,1997   10,663,041     $10,663   17,736,795   $886,840    $7,084,580   ($8,674,167)           0          $0   ($692,084)

Prior Period
Adjustment                                                                      $1,399,933                           $1,399,933

Net(Loss) for
year ended 03/31/1998                                                            ($331,110)                            (331,110)
               ------------  ----------  -----------  ---------  ------------  ------------  -----------  ----------  ----------
Balance at
March 31,1998   10,663,041     $10,663   17,736,795   $886,840    $7,084,580    (7,605,344)           0          $0     376,739)

Preferred Stock
canceled       (10,663,041)    (10,663)                                                                                 (10,663)

Net (loss) for
year ended
03/31/99                                                                        (1,135,970)                          (1,135,970)
               ------------  ----------  -----------  ---------  ------------  ------------  -----------  ----------  ----------
Balance at
March 31,1999            0           0   17,736,795   $886,840    $7,084,580   ($8,741,314)           0          $0   ($769,894)
               ------------  ----------  -----------  ---------  ------------  ------------  -----------  ----------  ----------
               ------------  ----------  -----------  ---------  ------------  ------------  -----------  ----------  ----------


                 See accompanying notes to financial statements

            C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)
             CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE YEARS ENDED



                                                    March 31, 1999     March 31, 1998
                                                    --------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss) from operations                             (1,135,970)         ($331,110)
Adjustments to reconcile net income or loss
to net cash used in operation activities
Amortization                                                    0              5,423
Decrease in Assets                                        818,780            325,960
Increase (Decrease) in Accounts Payable                   119,671
Increase (Decrease) in Other Liabilities                  207,306
Increase (Decrease) in Payroll Taxes
Increase (Decrease) in Accrued Liabilities
                                                    --------------     --------------
Total Adjustments                                       1,145,757            331,383
                                                    --------------     --------------
     Net Cash provided by Operating Activities              9,787             273.00

                                                    --------------     --------------
     Net Cash used by investing activities                      0                  0

CASH FLOWS FROM FINANCING ACTIVITIES
Cancellation of Preferred Equity                          (10,663)
Preferred Dividends Paid
                                                    --------------     --------------
      Net cash provided by financing activities           (10,663)                 0
                                                    --------------     --------------
      Net increase (decrease) in cash
      and cash equivalents                                   (876)               273
      Cash and cash equivalents
      beginning of year                                     1,059                786
                                                    --------------     --------------
      Cash and Cash Equivalents at End of Year                183             $1,059
                                                    --------------     --------------
                                                    --------------     --------------
Income Taxes                                                   $0                 $0
                                                    --------------     --------------
                                                    --------------     --------------


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

On July 29, 1998, the Company, reached an agreement Fort Worth Credit Partners, Ltd, to return 1, 805,000 shares of Preferred Stock for the Company's interest in Victory Village. In addition, the Company also cancelled 8,868,041 shares of preferred stock which had been issued for related party receivables.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Business and Principles of Consolidation

The consolidated financial statements include the accounts of C.E.C. Industries Corp. (the Parent) and its subsidiaries, Custom Environmental International, Inc. ("CEI") (80% owned the reduction in ownership of CEI from 90% was due to the issuance of additional shares of common stock to employees in lieu of salaries), Plata Oro (57% owned), Moonridge Development Corp. (100% owned), Sterling Travel (100% owned), Microsphere Technology (100% owned), Islet Transplant Technology (100% owned), Mid-Nevada Art, Inc. (100% owned) and Basia Holding, Inc. (100% owned.). During the fiscal year 1996, the Sterling Travel (100%) purchase was canceled do to nonperformance by Sterling Travel. During the fiscal year 1996, Microshpere Technology (100%) and Islet Transplant Technology (100%) operations were discontinued. During the fiscal year 1997, the Company sold Moonridge Development Corp. All material inter company transactions have been eliminated. Custom Environmental International, Inc. is developing and marketing a carbon regeneration furnace. Plata Oro is involved in minerals exploration but has been inactive for several years. Moonridge Development Corp. develops unimproved land in Las Vegas, Nevada. Sterling Travel is a travel agency in Boca Raton, Florida. Microsphere Technology and Islet Transplant Technology are engaged in research and development of medical technology. Mid-Nevada Art, Inc. purchases artworks for lease and rental. Basia Holding, Inc. holds title by quitclaim deed to approximately 9,000 unencumbered acres of land and coal reserves. (See Note 12)

Revenue Recognition

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

Long-Lived Assets

The company's long-lived assets consist of patents, that are being amortized on a straight-line basis over 17 years from the date of issuance of such patents, net of amortization, is equal to its current book value. The artworks are recorded at cost. The artworks were reviewed by management for impairment of value. Management wrote the artworks down to zero based on cash flow and projected cash flow. The artworks had not generated any cash revenues nor were they projected to for the next five years. . The company reviewed the patents for impairment of value in 1999. Management wrote the patents down to $1 based on cash flow and projected cash flow.

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

The number of shares used in computing earnings (loss) per common share was 21,388,879 in 1998 and 17,736,795 in 1999.

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

Pending Accounting Pronouncements

It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.


NOTE 2 - INVENTORIES

Inventories consists of manufactured finished goods held for sale, and developed and undeveloped land for sale as follows:
                                        1997          1998
    Manufactured finished goods        $181,199      $0
                                      ---------     ----------
                                       $181,199      $0
                                      ---------     ----------
                                      ---------     ----------
Land previously classified as inventory in 1997 was reclassified as Land. The company no longer has any interests in undeveloped or developed land.

            C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)
                NOTES TO FINANCIAL STATEMENTS


NOTE 3 - INVESTMENTS - MARKETABLE
SECURITIES

Investment in Trading Securities

On December 6, 1996, the Company exchanged 17.44 acres of undeveloped and developed land for 139,824 common shares of Synfuel Technologies, Inc. This stock was originally valued at $2,656,656. Based on subsequent events, the transaction is being revalued at $36,900, the value at December 31, 1997.
 During 1998, the stock became valueless and was written down to $0.

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

NOTE 5 - INCOME TAXES

The provision or benefit for income taxes is based on pretax loss reported in the consolidated financial statements. The tax effect of temporary differences generating Federal income tax is summarized as follows:

                                            1999        1998          1997

      Tax Benefit at Statutory Rate       $386,230      $112,383    $700,294
      Surtax Amount                       (20,070)      (35,636)    (20,070)
      Valuation Allowance for Benefit
        of Net Operating Loss
        Carryforward Not Recognized
                And Other Items.        (1,135,970)     (331,110)  (680,224)
                                         ----------  ------------  ---------
      Total                                     $0            $0          $0
                                         ----------  ------------  ---------
                                         ----------  ------------  ---------

A reconciliation of the Federal statutory income tax rate to the effective income tax rate based on income before income tax follows:
                                            1999        1998          1997

      Statutory Rate                         35%         35%           35%
      Surtax Amount                          (1)         (1)           (1)
      Decrease in Tax Rate Resulting
      From:
        Net Operating Loss Limitation
        and Other  Items                     (34)        (34)          (34)
                                        ----------  ------------  ----------
                                              0%          0%           0%
                                        ----------  ------------  ----------
                                        ----------  ------------  ----------

The tax net operating loss carry forward at March 31, 1997, 1998 and 1999 was approximately $6,845,403, $7,176,513 and $8,312,483 respectively, expiring through 2013. The valuation allowance has increased to $621,027 from March 31, 1994 to March 31, 1995, and has increased to $1,214,777 from March 31, 1995 to March 31, 1996. For the March 31,1996 to March 31, 1997, the valuation allowance has increased to $2,286,349. For the March 31, 1997 to March 31, 1998, the valuation allowance has increased $2,336,015. For the March 31, 1998 to March 31, 1999, the valuation allowance has increased to $2,722,245.

            C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)
                NOTES TO FINANCIAL STATEMENTS


The temporary differences and tax carry forwards which created deferred tax assets and liabilities at March 31, 1998 are detailed below:

           Deferred Tax Assets:
           Net Operating Loss            $8,006,603
                                        ------------
           Total Deferred Tax Assets     2,722,245
           Valuation Allowance          (2,722,245)
                                        ------------
Net Deferred Tax Asset                       $0
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

NOTE 7 - STOCK OPTIONS

The Company has issued stock options to various directors, officers and employees. The option prices are based on the fair market value of the stock at the date of grant. The Company makes no charge to operations in relation to option grants. The Company's stock option transactions for the years ended March 31, 1997, 1996, and 1995 are summarized as follows:

                                               Number of     Option
                       	                        Shares        Price


       Options Outstanding and Exercisable
             at March 31, 1993                  35,000        $1.25-12.50
       Options Canceled in 1994                 (5,000)        5.00
       Options Granted in 1994               1,200,000         1.375
                                            ----------
       Options Outstanding and Exercisable
            at March 31, 1994                1,230,000         1.25-12.50
       Options Canceled in 1995             (5,000)           12.50
                                           -----------
       Options Outstanding and Exercisable
            at March 31, 1995                1,225,000     1.25-12.50
       Options granted in 1996               4,900,000      .20-.50
       Options exercised in 1996              (600,000)    5.00

       Options Outstanding and Exercisable
            at March 31, 1996                5,525,000      .50-5.00

      Options exercised in 1997               0
                                            ----------
       Options Outstanding and Exercisable
            at March 31, 1997               5,525,000      .50-5.00
                                           -----------
                                           -----------

       Options Outstanding and Exercisable
            at March 31, 1998                        0

       Options Outstanding and Exercisable
            at March 31, 1998                        0

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

The Company leased 2,622 sq.ft. of office space for its executive offices at 23 Cactus Garden Drive, F-60, Green Valley, Nevada. This lease was canceled in July 1997. The company currently does not have any lease or rental
agreements.   Lease expense for the years ended March 31, 1999, March 31,
1998, and March 31, 1997, was $0 $16,654 and $55,090, respectively.

            C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)
                NOTES TO FINANCIAL STATEMENTS

 NOTE 10 - SEGMENT INFORMATION AND MAJOR CUSTOMERS

Segment Information for Fiscal 1999

                    CEC            CEI             Other        Total
                    Real Estate    Oil
                    Development    Royalties

Revenue                      $0        $23,895             $0           $0

Income/Loss          (1,159,865)        23,892              0   (1,135,970)

Identifiable
  Assets                  4,196        116,415              0      120,611

Amortization                  0              0              0            0

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

NOTE 14 - PREFERRED STOCK - CONTINUED

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

On March 28, 1996, the Company issued 8,660,000 shares of common stock and 8,663,041 shares of preferred stock in exchange for 100% of the common stock of Mid-Nevada Art, Inc., 100% of the common stock of Basia Holding, Inc. and 100% interest in oil and gas leases. The assets were valued at .22 cents per common share, the market price of the preferred stock is considered zero as it had no convertible feature. The 8,663,041 shares of preferred stock were canceled in July of 1998.


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

On May 16, 1996, the Company sold Moonridge Development Corp. at book value. No Revenues or expenses were included in the consolidated financial statements for the year ended March 31, 1997, March 31, 1998 and March 31, 1999. The statements of operations for the years ended March 31, 1996 and 1995 have been restated to reflect the net losses of $312,510 and $17,170, respectively. Gross revenues for the years ended March 31, 1996 and 1995, were $1,187,207 and $0. The Company reflected a gain on the transaction of $390,796.

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

NOTE 16-OTHER ITEMS

In July of 1998, the company reached an agreement to exchange its interest in Victory Village, Ltd. III Limited Partnership, as part of this transaction the company wrote off Notes Receivable from Related Parties in the amount of $163,000 and Accounts Receivable-Related Parties in the amount of $220,635.00.

            C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)
                NOTES TO FINANCIAL STATEMENTS

NOTE 16-OTHER ITEMS (CONTINUED)

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

In July of 1998, the company reached an agreement to exchange its interest in Victory Village, Ltd. III Limited Partnership, as part of this transaction the company wrote off Notes Receivable from Related Parties in the amount of $163,000 and Accounts Receivable-Related Parties in the amount of $220,635.00.