Form 10-Q
period 1999-06-30
CEC INDUSTRIES CORP
filed 2002-05-17
CIK 54175

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549



                                  FORM 10-Q
                 Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934.


For the quarter ended    June 30, 1999     Commission file number   0-16734


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

As of June 30, 1998, there were 18,831,805 shares of common stock outstanding.

                                   INDEX


PART I - FINANCIAL INFORMATION                                   Page No.

     Item 1.   Financial Statements


          Balance Sheet as of June 30, 1999 and
            March 31, 1999                                         3-4

          Statement of Income for the three months
            ended June 30, 1999 and 1998                             5

          Statement of Cash Flows for the three months ended
            June 30, 1999 and 1998                                   6

          Notes to Financial Statements                              7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation          8


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                     8

     Item 2.   Changes in Securities                                 8

     Item 3.   Defaults by the Company upon its
               Senior Securities                                     8

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                      8

     Item 5.   Other Information                                     8

     Item 6.   Exhibits and Reports of Form 8-K                      8

     SIGNATURES                                                      8



                                   Page Two

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

          C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)
                      BALANCE SHEET
                          AS AT
             June 30, 1999 and March 31, 1999



 ASSETS                           March 31         June 30
                                    1999             1999

CURRENT ASSETS
Cash                                  183.00         1,059.00
                                -------------    -------------
Total Current Assets                  183.00         1,059.00

OTHER ASSETS
Security Deposits                   4,012.00         4,012.00
Oil & Gas Interests               116,415.00       116,415.00
                                -------------    -------------
Total Other Assets                120,427.00       120,427.00
                                -------------    -------------
TOTAL ASSETS                     $120,610.00      $120,610.00
                                -------------    -------------
                                -------------    -------------



                                 -UNAUDITED-
                                 Page Three

          C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)
                      BALANCE SHEET
                           AS AT
             June 30, 1999 and March 31, 1999

                   LIABILITIES & EQUITY

                                                 March 31,        June, 30
                                                    1999            1999

CURRENT LIABILITES
Accounts Payable                                   683,199.00       683,199.00
                                                 -------------    -------------
Total Current Liabilities                          683,199.00       683,199.00

OTHER LIABILITIES
Judgement                                          207,306.00       207,306.00
                                                 -------------    -------------
Total Other Liabilities                            207,306.00       207,306.00

                                                 -------------    -------------
Total Liabilities                                  890,505.00       563,528.00

   EQUITY
Common Stock, $0.001 par value, authorized         886,840.00       886,940.00
50,000,000 shares; issued and outstanding at
March 31, 1999, 18,731,805 common shares;
issued and outstanding at June 30, 1999
18,831,805 shares

Preferred Stock, $0.001 par value, authorized            0.00             0.00
100,000,000 shares; issued at march 31, 1999
and June 30, 1999 0 shares

Additional Paid in Capital                       7,084,580.00     7,087,480.00
Retained Earnings
(Deficit accumulated during development state)  (8,741,315.00)   (8,744,315.00)
                                                 -------------    -------------
Total Stockholders' Equity                        (769,895.00)     (769,895.00)
                                                 -------------    -------------
   TOTAL LIABILITIES & OWNER'S EQUITY             $120,610.00      $120,610.00
                                                 -------------    -------------
                                                 -------------    -------------


                                 -UNAUDITED-
                                  Page Four

           C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF OPERATIONS
                   FOR THE QUARTERS ENDED
          ended June 30, 1999 and June 30, 1998


                                                 June 30,        June 30,
                                                    1999            1998

   REVENUE
Royalty Income                                           0.00         4,150.00

   COSTS AND EXPENSES
General and Administrative                               0.00         3,742.00
Legal and Professional Expense                       3,000.00        31,750.00
Other Income (Expense)
Interest Income
Temporary Decrease in Marketable Securities
Interest Expense
                                                 -------------    -------------
     Total Costs and Expenses                       (3,000.00)      (31,342.00)
                                                 -------------    -------------
          Net Income or (Loss)                      (3,000.00)      (31,342.00)
                                                 -------------    -------------
                                                 -------------    -------------
Basic earnings per share
number of common
shares outstanding                                 18,831,805       18,731,805


  Net Loss Per Share                                      nil              nil


                                 -UNAUDITED-
                                  Page Five

            C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CASH FLOWS
                     FOR PERIOD
                 FOR THE QUARTERS ENDED
            ending June 30, 1999 and June 30, 1998



                                                    June 30, 1999      June 30, 1998
                                                    --------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss) from operations                              (3,000.00)        (31,342.00)
Temporary Decrease in Trading Securities                     0.00               0.00
Adjustments to Reconcile Net Loss to Net Cash
used in Operating Activities
Non cash trasaction-shares issued for services           3,000.00               0.00
(Increase) Decrease in Other Assets                          0.00               0.00
Increase (Decrease) in Accounts Payable                      0.00          31,443.00
Net change in cash from operations                           0.00             101.00

CASH FLOWS FROM FINANCING ACTIVITIES

Net change in cash from investment activities                0.00               0.00

CASH FLOWS FROM FINANCING ACTIVITIES

      Net cash provided by financing activities

      Balance at beginning of period                       183.00           1,843.00
      Net increase (decrease) in cash                        0.00             101.00
      Balance at end of period                             183.00           1,944.00



                                 -UNAUDITED-
                                  Page Six

                           C.E.C. INDUSTRIES CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1. Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999, the results of operation for the three months ended June 30, 1999 and 1998 and the cash flows for the three months ended June 30, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 1999 Annual Report on Form 10-K.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statement be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 1999 Annual Report on Form 10-K.

                                Page Seven

                            C.E.C. INDUSTRIES CORP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Royalty income for the quarter ended June 30, 1999 were $-0- compared to royalty income for the quarter ended June 30, 1998 of $1380. All revenues in the quarter were from oil royalties.

Selling, General and Administrative Expenses decreased from $4,150 in 1998 to $-0- in 1999 due to a decrease in consulting expenses and inactivity of the company. Legal expenses decreased to $3,000 in 1999 from $31,750 in 1998. Interest expenses were $-0- in 1998 and $0 in 1999 due to reduction in debt during previous years.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None

Item 2. Changes in Securities
100,000 restricted common shares issued for legal services.

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

C.E.C. INDUSTRIES CORP.

By:  /s/ Brian Dvorak                 Dated: May 16, 2002
     ---------------------
     Brian Dvorak, President