Form 10-Q
period 1999-09-30
CEC INDUSTRIES CORP
filed 2002-05-28
CIK 54175

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549



                                  FORM 10-Q
                 Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934.


For the quarter ended September 30, 1999     Commission file number   0-16734


                           C.E.C. INDUSTRIES CORP.
            (Exact name of registrant as specified in its charter)


Nevada                                                 87-0217252
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


3450 E Russell Road
Las Vegas, Nevada                                        89120
(Address of principal executive offices)                (Zip Code)



Registrant's telephone number, including area code   (702) 214-4253



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

As of September 30, 1999, there were 18,831,805 shares of common stock outstanding.

                                   INDEX


PART I - FINANCIAL INFORMATION                                   Page No.

     Item 1.   Financial Statements


          Balance Sheet as of September 30, 1999 and
            March 31, 1999                                          3-4

          Statement of Income for the three months
            ended September 30, 1999 and 1998                        5

          Statement of Cash Flows for the three months ended
            September 30, 1999 and 1998                              6

          Notes to Financial Statements                              7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation          8


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                     8

     Item 2.   Changes in Securities                                 8

     Item 3.   Defaults by the Company upon its
               Senior Securities                                     8

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                      8

     Item 5.   Other Information                                     8

     Item 6.   Exhibits and Reports of Form 8-K                      8

     SIGNATURES                                                      8



                                   Page Two

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            C.E.C. Industries, Corp.
                         (A Development Stage Company)
                                BALANCE SHEET
                                   AS AT
                      September 30, 1999 and March 31, 1999



 ASSETS                           March 31         September 30
                                    1999             1999

CURRENT ASSETS
Cash                                  183.00           183.00
                                -------------    -------------
Total Current Assets                  183.00           183.00

OTHER ASSETS
Security Deposits                   4,012.00         4,012.00
Oil & Gas Interests               116,415.00       116,415.00
                                -------------    -------------
Total Other Assets                120,427.00       120,427.00
                                -------------    -------------
TOTAL ASSETS                     $120,610.00      $120,610.00
                                -------------    -------------
                                -------------    -------------



                                 -UNAUDITED-
                                 Page Three

                            C.E.C. Industries, Corp.
                         (A Development Stage Company)
                                BALANCE SHEET
                                  AS AT
                     September 30, 1999 and March 31, 1999

                            LIABILITIES & EQUITY

                                                 March 31,        September 30,
                                                    1999            1999

CURRENT LIABILITES
Accounts Payable                                   683,199.00       683,199.00
                                                 -------------    -------------
Total Current Liabilities                          683,199.00       683,199.00

OTHER LIABILITIES
Judgement                                          207,306.00       207,306.00
                                                 -------------    -------------
Total Other Liabilities                            207,306.00       207,306.00

                                                 -------------    -------------
Total Liabilities                                  890,505.00       890,505.00

   EQUITY
Common Stock, $0.001 par value, authorized         886,840.00       886,940.00
50,000,000 shares; issued and outstanding at
March 31, 1999, 18,731,805 common shares;
issued and outstanding at September 30,
1999, 18,831,805 shares

Preferred Stock, $0.001 par value, authorized            0.00             0.00
100,000,000 shares; issued at march 31, 1999
and September 30, 1999 0 shares

Additional Paid in Capital                       7,084,580.00     7,087,480.00
Retained Earnings
(Deficit accumulated during development state)  (8,741,315.00)   (8,744,315.00)
                                                 -------------    -------------
Total Stockholders' Equity                        (769,895.00)     (769,895.00)
                                                 -------------    -------------
   TOTAL LIABILITIES & OWNER'S EQUITY             $120,610.00      $120,610.00
                                                 -------------    -------------
                                                 -------------    -------------


                                 -UNAUDITED-
                                  Page Four

                            C.E.C. Industries, Corp.
                         (A Development Stage Company)
                           STATEMENT OF OPERATIONS
                           FOR THE QUARTERS ENDED
                ended September 30, 1999 and September 30, 1998


                                                 September 30,    September 30,
                                                    1999            1998

   REVENUE
Royalty Income                                           0.00         4,150.00

   COSTS AND EXPENSES
General and Administrative                               0.00         3,742.00
Legal and Professional Expense                           0.00        31,750.00
Other Income (Expense)
Interest Income
Temporary Decrease in Marketable Securities
Interest Expense
                                                 -------------    -------------
     Total Costs and Expenses                            0.00        35,492.00
                                                 -------------    -------------
          Net Income or (Loss)                           0.00       (31,342.00)
                                                 -------------    -------------
                                                 -------------    -------------
Basic earnings per share
number of common
shares outstanding                                 18,831,805       18,731,805


  Net Loss Per Share                                      nil              nil


                                 -UNAUDITED-
                                  Page Five

                            C.E.C. Industries, Corp.
                         (A Development Stage Company)
                           STATEMENT OF CASH FLOWS
                                  FOR PERIOD
                            FOR THE QUARTERS ENDED
                ending September 30, 1999 and September 30, 1998



                                                    September 30,      September 30,
                                                     1999               1998
                                                    --------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss) from operations                                   0.00         (31,342.00)
Temporary Decrease in Trading Securities                     0.00               0.00
Adjustments to Reconcile Net Loss to Net Cash
used in Operating Activities
Non cash trasaction-shares issued for services               0.00               0.00
(Increase) Decrease in Other Assets                          0.00               0.00
Increase (Decrease) in Accounts Payable                      0.00          31,443.00
Net change in cash from operations                           0.00             101.00

CASH FLOWS FROM FINANCING ACTIVITIES

Net change in cash from investment activities                0.00               0.00

CASH FLOWS FROM FINANCING ACTIVITIES

      Net cash provided by financing activities

      Balance at beginning of period                       183.00           1,843.00
      Net increase (decrease) in cash                        0.00             101.00
      Balance at end of period                             183.00           1,944.00



                                 -UNAUDITED-
                                  Page Six

                           C.E.C. INDUSTRIES CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1. Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999, the results of operation for the three months ended September 30, 1999 and 1998 and the cash flows for the three months ended September 30, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 1999 Annual Report on Form 10-K.

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

                                Page Seven

                            C.E.C. INDUSTRIES CORP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Royalty income for the quarter ended September 30, 1999 were $-0- compared to royalty income for the quarter ended September 30, 1998 of $5125. All revenues in the quarter were from oil royalties.

Selling, General and Administrative Expenses decreased from $4,245 in 1998 to $-0- in 1999 due to a decrease in consulting expenses. Legal expenses decreased to $0.00 in 1999. See Item 1. Interest expenses were $0.00 in 1998 and $0.00 in 1999.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None

Item 2. Changes in Securities
None

Item 3. Defaults by the company upon its Senior Securities
None

Item 4. Submission of Matter to a Vote of Security Holders
None

Item 5. Other Information
None

Item 6. Exhibits and Reports of Form 8-K
During the quarter ending September 30, 1999, the Company filed the following reports on Form 8-K

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C.E.C. INDUSTRIES CORP.

By:  /s/ Brian Dvorak                 Dated: May 22, 2002
     ---------------------
     Brian Dvorak, President