Form 10-Q
period 1999-12-31
CEC INDUSTRIES CORP
filed 2002-05-28
CIK 54175

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549



                                  FORM 10-Q
                 Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934.


For the quarter ended December 31, 1999     Commission file number   0-16734


                           C.E.C. INDUSTRIES CORP.
            (Exact name of registrant as specified in its charter)


Nevada                                                 87-0217252
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


3450 E Russell Road
Las Vegas, Nevada                                        89120
(Address of principal executive offices)                (Zip Code)



Registrant's telephone number, including area code   (702) 214-4253



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

As of December 31, 1999, there were 18,831,805 shares of common stock outstanding.

                                   INDEX


PART I - FINANCIAL INFORMATION                                   Page No.

     Item 1.   Financial Statements


          Balance Sheet as of December 31, 1999 and
            March 31, 1999                                          3-4

          Statement of Income for the three months
            ended December 31, 1999 and 1998                         5

          Statement of Cash Flows for the three months ended
            December 31, 1999 and 1998                               6

          Notes to Financial Statements                              7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation          8


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                     8

     Item 2.   Changes in Securities                                 8

     Item 3.   Defaults by the Company upon its
               Senior Securities                                     8

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                      8

     Item 5.   Other Information                                     8

     Item 6.   Exhibits and Reports of Form 8-K                      8

     SIGNATURES                                                      8



                                   Page Two

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            C.E.C. Industries, Corp.
                         (A Development Stage Company)
                                BALANCE SHEET
                                   AS AT
                      December 31, 1999 and March 31, 1999



 ASSETS                           March 31         December 31
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



                                 -UNAUDITED-
                                 Page Three

                            C.E.C. Industries, Corp.
                         (A Development Stage Company)
                                BALANCE SHEET
                                  AS AT
                      December 31, 1999 and March 31, 1999

                            LIABILITIES & EQUITY

                                                 March 31,        December 31,
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
50,000,000 shares; issued and outstanding at
March 31, 1999, 18,731,805 common shares;
issued and outstanding at December 31,
1999, 18,831,805 shares

Preferred Stock, $0.001 par value, authorized            0.00             0.00
100,000,000 shares; issued at march 31, 1999
and December 31, 1999 0 shares

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


                                 -UNAUDITED-
                                  Page Four

                            C.E.C. Industries, Corp.
                         (A Development Stage Company)
                           STATEMENT OF OPERATIONS
                           FOR THE QUARTERS ENDED
                 ended December 31, 1999 and December 31, 1998


                                                 December 31,     December 31,
                                                    1999            1998

   REVENUE
Royalty Income                                           0.00         6,175.00

   COSTS AND EXPENSES
General and Administrative                               0.00         3,943.00
Legal and Professional Expense                           0.00        34,173.00
Loss on Investments                                                  86,772.00
                                                 -------------    -------------
     Total Costs and Expenses                            0.00       124,888.00
                                                 -------------    -------------
          Net Income or (Loss)                           0.00      (118,713.00)
                                                 -------------    -------------
                                                 -------------    -------------
Basic earnings per share
number of common
shares outstanding                                 18,831,805       18,731,805


  Net Loss Per Share                                      nil              nil


                                 -UNAUDITED-
                                  Page Five

                            C.E.C. Industries, Corp.
                         (A Development Stage Company)
                           STATEMENT OF CASH FLOWS
                                  FOR PERIOD
                            FOR THE QUARTERS ENDED
                 ended December 31, 1999 and December 31, 1998


                                                    December 31,       December 31,
                                                    1999               1998
                                                    --------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income or (loss)                                         0.00        (118,713.00)
Write off of Marketable Securities                           0.00          86,772.00
Adjustments to Reconcile Net Loss to Net Cash
used in Operating Activities
Non cash trasaction-shares issued for services               0.00               0.00
(Increase) Decrease in Other Assets                          0.00               0.00
Increase (Decrease) in Accounts Payable                      0.00          31,173.00
Net change in cash from operations                           0.00            (768.00)

CASH FLOWS FROM FINANCING ACTIVITIES

Net change in cash from investment activities                0.00               0.00

CASH FLOWS FROM FINANCING ACTIVITIES

      Net cash provided by financing activities

      Balance at beginning of period                       183.00           1,818.00
      Net increase (decrease) in cash                        0.00            (768.00)
      Balance at end of period                             183.00           1,050.00



                                 -UNAUDITED-
                                  Page Six

                           C.E.C. INDUSTRIES CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1. Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1999, the results of operation for the three months ended December 31, 1999 and 1998 and the cash flows for the three months ended December 31, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 1999 Annual Report on Form 10-K.

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

                                Page Seven

                            C.E.C. INDUSTRIES CORP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Royalty income for the quarter ended December 31, 1999 were $-0- compared to royalty income for the quarter ended December 31, 1998 of $6175. Sales for the quarter ended December 31, 1999 were $0, compared with $0 for the quarter ended December 31, 1998.

Selling, General and Administrative Expenses decreased from $3,943 in 1998 to $0.00 in 1999 due to a decrease in consulting expenses.

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