Form 10-K
period 2000-03-31
CEC INDUSTRIES CORP
filed 2002-06-06
CIK 54175

SECURITIES AND EXCHANGE COMMISSION
       Washington, D.C.  20549

             FORM 10-K

[X]   ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)OF  THE
SECURITIES EXCHANGE  ACT OF 1934

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
SECURITIES  EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2000

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

     The aggregate market value (the average bid and asked prices) of the voting stock held by non-affiliates of the registrant on March 31, 2000, was approximately
$564,954.  The number of shares of Common Stock, $0.001
par value, outstanding on March 31, 2000, was 17,736,795 shares, held by approximately 1754 shareholders.

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

                         2000                1999
                    High      Low       High      Low

     1st Quarter     .085     .04        $.16    $.095
     2nd Quarter     .06      .03         .14125  .075
     3rd Quarter     .105     .005        .095    .06
     4th Quarter     .095     .005        .06125  .03

     No  dividend  was  declared or paid by the
Company during fiscal year 1998 or 1997. A decision to pay dividends in the future will depend upon the
Company's profitability,  need  for liquidity   and  other
financial  considerations.    There   are approximately 1754
shareholders of the 18,831,805 outstanding shares, as of March 31, 2000

ITEM 6.   SELECTED FINANCIAL DATA

                             2000           1999           1998            1997
Revenue from continuing
   operations                $5,253         $23,895        $1,892         $2,779

Revenue from discontinued
    operations               0              0               0              0

Net income (loss) from
   continuing operations     $(147,178)     $(1,135,970)   $(331,110)     $(3,571,909)

Net gain/ loss from
   Discontinued operations   0              0               0             (49,938)

Gain/loss per common share:
   Continuing operations     (.01)         (.06)           (.02)         (.164)
   Discontinued operations   0.00           0.00            0.00         (.002)

Total Assets                 $116,415       $940,267       $7,662,230     $11,115,648

Long term obligations        0              0              0              0

Cash dividends per
     common share            0              0              0              0


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

     The working capital of the Company as of March
31, 2000, was ($706,766). The working capital at March 31,
1999 was ($562,588).

     Cash was $476 at fiscal 2000 year end versus $123 at fiscal
1999 year end.

     Analysis of Operating, Investing and Financing Activities
During 1998.

     During 2000, the Company increased its accounts payable
By $145,521 mainly as a result of a management agreement with a related party, Wire to Wire, Inc. Accounts Receivable increase to $1,050. Inventory remained at $0. Payroll Taxes, and Other Accrued Liabilities were $0 due to decreased operations and the management agreement with Wire to Wire, Inc.

     During 2000, the Company recorded no new long term debt. The long term debt included the $207, 306 judgement awarded George Matthews Jr. It had no other long term debt.

     During 1999, the Company accounts receivable-related parties, accrued interest receivable and notes receivable-related parties by $395,408 were assigned to an attorney for legal services in connection with the Matthews judgement. The receivables were due from Mr. D. Stoeklein and Mr. R. Stoecklein from members of the company. Accounts receivable at March 31, 2000 were for royalty interests.

Significant Customers

     The Company had no principal customer.

Borrowing Activities

During the past three years, the Company's operations and investing activities have been financed extensively from borrowings. Borrowings have been approximately $145,521, $323,609 and $207,000 in fiscal years 2000, 1999 and
1998, respectively.

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


Results of Operations

Fiscal Year 2000 Compared to Fiscal Year 1999

     Revenues. The Company's revenues decrease from  $23,895
in 1999 to $5,253 in 2000.

     Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses decrease from 15,684 in 1999 to $8,584 in 2000, a decrease of $7,100. Selling,
General and Administrative Expenses (S,G&A) net decreases were primarily attributable to inactivity of the company, directors fees and expenses were $0 1999 and $0 in 2000, research and development was $0 in 1999 and $0 in 2000, consulting expenses were $0 in 1998 to $0, legal, accounting and auditing from $128,758 in 1999 to $143,847 in 2000 an increase of $15,089, and other selling, general and administrative expenses from $0 in 1999 to $0 in 2000.

     Interest Expense. Interest expense for the Company increased
100% from $0 in 1999 to $0 in 2000. Other Income and Expense. Other income and expense for the Company was from $0 in 1999 and $0 in 2000.

     Gain or Loss on Sale of Assets. There was no gain or loss on sale of assets for the Company in 1999 or 2000.

     Gain or Loss from Discontinued Operations. There was no gain or loss from discontinued operations during 1999 or 2000. Gain or Loss on Disposal of Discontinued Operations. There was no Gain or loss from disposal of discontinued operations during 1999 or 2000.

     The Company reported a loss on impairment of assets in the amount of $86,772 in 1999 and $0 in 2000. The Company report a loss on investments in the amount of $721,345 in 1999 and $0 in 2000.

ITEM 8.   FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA

     See Financial Statements and Financial Statement
Schedules appearing on  F-1 to F-22 of this Form 10-K
Annual Report.


ITEM 9.   CHANGES IN AND DISAGREEMENTS
          WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL
          DISCLOSURE

NONE.

              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE
OFFICERS OF THE REGISTRANT


The Directors and Officers of the Company as of March 31, 2000 are as follows:

Name and Address              Age            Position Held

Brian Dvorak                  45             Chairman of the Board, Director,
P O Box 230656                               Chief Executive Officer,
Las Vegas, Nevada 89123                      President, Principal Financial
                                             Officer, Principal Accounting
                                             Officer, Secretary/Treasurer

ITEM 11.  EXECUTIVE COMPENSATION

     The Compensation which the Company paid to the President for services in all capacities and for the fiscal years indicated, was as follows:


Name and Principal Position             Year    Salary              Other

Brian Dvorak                            2000    $0

Marie Levine, President                 1999    $0

Gerald H.  Levine, President            1998    $0

Gerald H.  Levine, President            1997    $102,000(1)

Gerald H.  Levine, President            1996    $0

George Matthews, President              1996    $156,500

Richard Cope, President                 1996    $0

Ronald J.  Robinson, President          1995    $100,000

Donald J.  Stoecklein, Secretary        1995    $100,000

Ronald G.  Stoecklein, Treasurer        1995    $100,000

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

          Brian Dvorak

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

                                      Amount and               Options
                                      Nature of                or Other
Title of  Name and Address            Beneficial     Percent   Beneficial
Class     of Beneficial Owner(1)      Ownership of   Class     Owners(2)(3)

Common    Brian Dvorak               9,298,173           51%



(1) Addresses are furnished only for those beneficial owners of 5% or more of the Company's Common
     Stock.
(2) All beneficial owners have sole voting and investment power over all of the shares they own, except as indicated in column five and these footnotes.
(3) The amounts in column three include the amounts in column five.


Agreements Changing Control of the Company

     On or about January 27, 2000, Mr. Brian Dvorak, acting on behalf of himself and as agent for a group of other investors, entered into an agreement with Gerald and Marie Levine to purchase a control block of CEC stock for personal funds of the group. The agreement included the current officers and directors to resign and the appointment of Mr. Dvorak as President and Director.


ITEM 13.  CERTAIN RELATIONSHIPS AND
RELATED TRANSACTIONS

(a) Transactions with Management and Others.

Management Transactions as of March 31, 2000

     Gerald Levine, President and Director of the
Company is also the President and Director of O.T.S.
Holdings, Inc. and President and a Director of Wire to Wire, Inc. dba WWW Consulting.

     Marie A.  Levine, Secretary and Director of the
Company is also the Secretary and a Director of Wire to Wire, Inc. dba WWW Consulting.

Loans Made to the Company by, or Guaranteed by Affiliates

     The Company has borrowed $828,720 from WWW
Consulting, with an interest rate of 10% per annum.

Stock Options Exercised by Board Members

     In February of 1996, two directors executed options to acquire 300,000 shares of common stock, each, in the Company in exchange for consideration paid pursuant to the terms and conditions of promissory notes executed concurrent with the exercise.


ITEM  14. EXHIBITS, FINANCIAL STATEMENT
          SCHEDULES AND REPORTS ON
          FORM 8-K

    None.

(a) Documents filed as part of this Report

     1. Financial Statements:

     Independent Auditors' Report                               F-1
     Consolidated Balance Sheets at March 31, 2000 & 1999       F-2 & F-3
     Consolidated Statements of Operations for the years ended
          March 31, 2000, 1999                                  F-4
     Consolidated Statements of Stockholders' Equity for the
          years ended March 31, 2000, 1999                      F-5 & F-6
     Consolidated Statements of Cash Flows for the years ended
          March 31, 2000, 1999                                  F-7 to F-8
     Notes to Consolidated Financial Statements                 F-9 to F-25

     2. Exhibits required to be filed are listed below.

     Exhibit Number           Description

     (b) During the fiscal year 2000, the Company filed the following no 8-K's.


Subsequent to the end of the fiscal year, the Company filed the following reports on Form 8-K

     None


             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C.E.C. INDUSTRIES CORP.

By:  /s/ Brian Dvorak                 Dated:  June 4, 2002
     ---------------------
     Brian Dvorak, President

          C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)

                    FINANCIAL STATEMENTS
                     March 31, 2000
                          and
                     March 31, 1999

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

STATEMENT OF STOCKHOLDERS' EQUITY                          F-5 - F-6

STATEMENT OF CASH FLOWS                                    F-7

NOTES TO FINANCIAL STATEMENTS                              F-8 - F-22

James E. Slayton, CPA
2858 WEST MARKET STREET
SUITE C
FAIRLAWN, OHIO 44333
1-330-864-3553

                            INDEPENDENT AUDITORS' REPORT

Board of Directors                           March 22, 2002
C.E.C. Industries Corporation (the Company)
Las Vegas, Nevada 89120

      I have audited the Balance Sheet of C.E.C. Industries Corporation, as of March 31, 2000 and March 31, 1999, and the related Statements of Operations, Stockholders' Equity and Cash Flows for the years ending March 31, 2000 and March 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

      In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C.E.C. Industries Corporation, as of March 31, 2000, and March 31, 1999, and the results of its operations and cash flows for the period in conformity with generally accepted accounting principles.

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




/s/ James E. Slayton
- ---------------------------
James E. Slayton, CPA
Ohio License ID# 04-1-15582

          C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)
                      BALANCE SHEET
                          AS AT

                          ASSETS


 ASSETS                           March 31         March 31
                                    2000             1999

CURRENT ASSETS
Cash                                  476.00           183.00
Accounts Receivable                 1,050.00             0.00
                                -------------    -------------
Total Current Assets                1,526.00           183.00

OTHER ASSETS
Security Deposits                   4,012.00         4,012.00
Patents                                 1.00             1.00
Oil & Gas Interests               116,415.00       116,415.00
                                -------------    -------------
Total Other Assets                120,428.00       120,428.00
                                -------------    -------------
TOTAL ASSETS                      121,954.00       120,428.00
                                -------------    -------------
                                -------------    -------------



                 See accompanying notes to financial statements
                                     F-2

          C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)
                      BALANCE SHEET
                           AS AT

                   LIABILITIES & EQUITY

                                                 March 31,        March 31,
                                                    2000            1999

CURRENT LIABILITES
Accounts Payable                                   828,720.00       683,199.00
Bank Overdraft                                           0.00             0.00
Payroll Taxes Payable                                    0.00             0.00
                                                 -------------    -------------
Total Current Liabilities                          828,720.00       683,199.00

OTHER LIABILITIES
Judgement                                          207,306.00       207,306.00
                                                 -------------    -------------
Total Other Liabilities                            207,306.00       207,306.00

                                                 -------------    -------------
Total Liabilities                                1,036,026.00       890,505.00

   EQUITY
Common Stock, $0.05 par value, shares: authorized, 886,940.00       886,840.00
50,000,000 shares, issued and outstanding at
March 31, 2000, 18,831,805 shares and
18,731,805 shares in at March 31, 1999
Additional Paid in Capital                       7,087,480.00     7,084,580.00
Converible Preferred stock, $0.001 par value,
shares authorised, 100,000,000 shares, issued
and outstanding 0 shares in 1999 and
10,663,041 shares in 1998                                0.00             0.00
Retained Earnings
(Deficit accumulated during development state)  (8,888,492.00)   (8,741,314.00)
                                                 -------------    -------------
Total Stockholders' Equity                        (914,072.00)     (769,894.00)
                                                 -------------    -------------
   TOTAL LIABILITIES & OWNER'S EQUITY             $121,954.00      $120,611.00
                                                 -------------    -------------
                                                 -------------    -------------


                 See accompanying notes to financial statements
                                     F-3

           C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF OPERATIONS
                     FOR PERIODS ENDING
                March 31, 2000 and March 31, 1999


                                                 March 31,        March 31,
                                                    2000            1999

   REVENUE
Sales
Royalty Income                                       5,253.00        23,895.00

   COSTS AND EXPENSES
Selling, General and Administrative                  8,584.00        15,684.00
Legal and Professional Expense                     143,847.00       128,758.00
Amortization of Patent                                   0.00             0.00
Loss on Impairment of Assets                             0.00        86,772.00
Loss on Investments                                      0.00       721,345.00
Judgement for compensation                               0.00       207,306.00
                                                 -------------    -------------
     Total Costs and Expenses                      152,431.00     1,159,865.00
                                                 -------------    -------------
          Net Ordinary Income or (Loss)           (147,178.00)   (1,135,970.00)
                                                 -------------    -------------
                                                 -------------    -------------
Weighted average
number of common
shares outstanding                                 18,831,805       18,731,805


  Net Loss Per Share                                    (0.01)           (0.06)


                 See accompanying notes to financial statements
                                     F-4

            C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        FOR YEARS ENDED March 31, 2000 and March 31, 1999


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


                 See accompanying notes to financial statements

            C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        FOR YEARS ENDED March 31, 2000 and March 31, 1999 (CONTINUED)


                                                                                    Deficit
                                                                                accumulated
                  Preferred                   Common               Additional        during    Treasury                    Total
                      Stock                    Stock                  paid-in   development       Stock             Stockholder's
                     Shares      Amount       Shares     Amount       capital         stage       shares      Amount      Equity
               ------------  ----------  -----------  ---------  ------------  ------------  -----------  ----------  ----------

Dividends Paid on
Preferred Stock                                                                   (165,372)                            (165,372)
               ------------  ----------  -----------  ---------  ------------  ------------  -----------  ----------  ----------
Balance at
March 31,1997   10,663,041     $10,663   17,736,795   $886,840    $7,084,580   ($8,674,167)           0          $0   ($692,084)

Prior Period
Adjustment                                                                      $1,399,933                           $1,399,933

Net(Loss) for
year ended 03/31/1998                                                            ($331,110)                            (331,110)
               ------------  ----------  -----------  ---------  ------------  ------------  -----------  ----------  ----------
Balance at
March 31,1998   10,663,041     $10,663   17,736,795   $886,840    $7,084,580    (7,605,344)           0          $0     376,739)

Preferred Stock
canceled       (10,663,041)    (10,663)                                                                                 (10,663)

Issued for cancellation of
$10,000 in debt                              50,000         50         9,950                                             10,000

Issued for cancellation of
$60,000 in debt                             550,000        550        49,450                                             50,000

Issued for legal services                   250,000        250        19,750                                             20,000

Issued for  cancellation of $7500
in debt                                      95,010         95         7,405                                              7,500

Net (loss) for
year ended
03/31/99                                                                        (1,135,970)                          (1,135,970)
               ------------  ----------  -----------  ---------  ------------  ------------  -----------  ----------  ----------
Balance at
March 31,1999            0           0   18,731,805   $887,785    $7,171,135   ($8,741,314)           0          $0   ($682,394)

Issued for $3,000 in
legal services                              100,000         30         2,970                                              3,000

Net (loss) for year ended for
year ended 03/31/2000                                                             (147,178)

Balance at
March 31, 2000           0           0   18,831,805   $887,815    $7,174,105   ($8,888,492)           0          $0   ($379,394)
               ------------  ----------  -----------  ---------  ------------  ------------  -----------  ----------  ----------
               ------------  ----------  -----------  ---------  ------------  ------------  -----------  ----------  ----------


                 See accompanying notes to financial statements

            C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)
             CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE YEARS ENDED



                                                    March 31, 2000     March 31, 1999
                                                    --------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss) from operations                               (147,178)        (1,135,970)
Adjustments to reconcile net income or loss
to net cash used in operation activities
Services rendered for Stock                                 3,000                  0
Increase in Current                                        (1,050)           818,780
Increase (Decrease) in Accounts Payable                   145,521            119,671
Increase (Decrease) in Other Liabilities                        0            207,306
Increase (Decrease) in Payroll Taxes
Increase (Decrease) in Accrued Liabilities
                                                    --------------     --------------
Total Adjustments                                         147,471          1,145,757
                                                    --------------     --------------
     Net Cash provided by Operating Activities                293              9,787

                                                    --------------     --------------
     Net Cash used by investing activities                      0                  0

CASH FLOWS FROM FINANCING ACTIVITIES
Cancellation of Preferred Equity                                0            (10,663)
Preferred Dividends Paid
                                                    --------------     --------------
      Net cash provided by financing activities                 0            (10,663)
                                                    --------------     --------------
      Net increase (decrease) in cash
      and cash equivalents                                    293               (876)
      Cash and cash equivalents at
      beginning of year                                       183              1,059
                                                    --------------     --------------
      Cash and Cash Equivalents at End of Year                476                183
                                                    --------------     --------------
                                                    --------------     --------------
Income Taxes                                                   $0                 $0
                                                    --------------     --------------
                                                    --------------     --------------


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

During June, 1996, the Company issued 945,010 shares of common stock in exchange for cancellation of $67,500 in debt.

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

During March, 1999, the Company issued 250,000 shares of common stock for legal services valued at $20,000.

During April, 1999, the Company issued 100,000 shares of common stock for legal services valued at $3,000.00

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

The number of shares used in computing earnings (loss) per common share was 18,731,805 in 1999 and 18,831,805 in 2000.

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
Land previously classified as inventory in 1997 was reclassified as Land. The company no longer has any interests in undeveloped or developed land or any inventory.
                                       F-11

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

NOTE 5 - INCOME TAXES

The provision or benefit for income taxes is based on pretax loss reported in the consolidated financial statements. The tax effect of temporary differences generating Federal income tax is summarized as follows:

                                            2000        1999          1998

      Tax Benefit at Statutory Rate       $40,649       $386,230    $112,383
      Surtax Amount                        (2,129)      (20,070)    (35,636)
      Valuation Allowance for Benefit
        of Net Operating Loss
        Carryforward Not Recognized
                And Other Items.          (147,178)   (1,135,970)  (331,110)
                                         ----------  ------------  ---------
      Total                                     $0            $0          $0
                                         ----------  ------------  ---------
                                         ----------  ------------  ---------

A reconciliation of the Federal statutory income tax rate to the effective income tax rate based on income before income tax follows:
                                            2000        1999          1998

      Statutory Rate                         35%         35%           35%
      Surtax Amount                          (1)         (1)           (1)
      Decrease in Tax Rate Resulting
      From:
        Net Operating Loss Limitation
        and Other  Items                     (34)        (34)          (34)
                                        ----------  ------------  ----------
                                              0%          0%           0%
                                        ----------  ------------  ----------
                                        ----------  ------------  ----------

The tax net operating loss carry forward at March 31, 1998, 1999 and 2000 was approximately $7,176,513, 8,741,314 and $8,888,492 respectively, expiring through 2013. The valuation allowance has increased to $621,027 from March 31, 1994 to March 31, 1995, and has increased to $1,214,777 from March 31, 1995 to March 31, 1996. For the March 31,1996 to March 31,
1997, the valuation allowance has increased to $2,286,349. For the March 31, 1997 to March 31, 1998, the valuation allowance has increased $2,336,015. From March 31, 1998 to March 31, 1999, the valuation allowance has increased to $2,722,245. For the March 31, 1999 to March 31, 2000, the valuation allowance has increased to $3,022,087.

            C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)
                NOTES TO FINANCIAL STATEMENTS


The temporary differences and tax carry forwards which created deferred tax assets and liabilities at March 31, 2000 are detailed below:

           Deferred Tax Assets:
           Net Operating Loss            $8,888,492
                                        ------------
           Total Deferred Tax Assets     3,022,087
           Valuation Allowance          (3,022,087)
                                        ------------
Net Deferred Tax Asset                       $0
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

The Company leased 2,622 sq.ft. of office space for its executive offices at 23 Cactus Garden Drive, F-60, Green Valley, Nevada. This lease was canceled in July 1997. The company currently does not have any lease or rental
agreements.   Lease expense for the years ended March 31, 2000, March 31,
1999, and March 31, 1998, was $0 $16,654 and $55,090, respectively.

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

As part of the acquisition on March 28, 1996, of Mid-Nevada Art, Inc., Basia Holding, Inc and 100% interest in oil and gas leases, the Company assumed a note payable to O.T.S. Holdings, Inc. in the amount of $382,310. During fiscal 1997, principal payments of $3,530 were applied to the note, leaving a balance at March 31, 1997 of $378,781. The note is payable on demand and includes interest payable at the rate of 8% per annum. All notes payable have been assigned or settled.

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

On May 16, 1996, the Company sold Moonridge Development Corp. at book value. No Revenues or expenses were included in the consolidated financial statements for the year ended March 31, 1998, March 31, 1999 and March 31, 2000. The statements of operations for the years ended March 31, 1996 and 1995 have been restated to reflect the net losses of $312,510 and $17,170, respectively. Gross revenues for the years ended March 31, 1996 and 1995, were $1,187,207 and $0. The Company reflected a gain on the transaction of $390,796.

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