Form 10-Q
period 2000-06-30
CEC INDUSTRIES CORP
filed 2002-06-10
CIK 54175

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                         FORM 10-Q
                         Quarterly Report Under Section 13 or 15(d)
                          of the Securities Exchange Act of 1934.

          For the quarter ended June 30, 2000 Commission file number 0-16734

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

As of June 30, 2000, there were 18,831,805 shares of common stock outstanding.

                                   INDEX


PART I - FINANCIAL INFORMATION                                   Page No.

   Item 1.   Financial Statements

     Balance Sheet as of June 30, 2000 and March 31, 2000             3-4

     Statement of Operations for the Quarters
       ended June 30, 2000 and 1999                                     5

     Statement of Cash Flows for the Quarters ended
       June 30, 2000 and 1999                                           6

     Notes to Financial Statements                                      7

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operation               8

PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings                                          8

   Item 2.   Changes in Securities                                      8

   Item 3.   Defaults by the Company upon its Senior Securities         8

   Item 4.   Submission of Matter to a Vote of Security Holders         8

   Item 5.   Other Information                                          8

   Item 6.   Exhibits and Reports of Form 8-K                           8

   SIGNATURES                                                           8

                                   Page Two

                           PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
                                C.E.C. Industries Corp.
                             (A Development Stage Company)
                                     BALANCE SHEET
                                          AS AT
                            June 30, 2000 and March 31, 2000

                                    March 31, 2000            June 30, 2000
     ASSETS
CURRENT ASSETS
Cash                                       476.00                  3,017.00
Accounts Receivable                      1,050.00                      0.00
                                      -----------               -----------
Total Current Assets                     1,526.00                  3,017.00


OTHER ASSETS
Security Deposits                        4,012.00                  3,978.00
Patents                                      1.00                      1.00
Oil & Gas Interests                    116,415.00                116,415.00
                                      -----------               -----------
TOTAL OTHER ASSETS                     120,428.00                120,394.00

TOTAL ASSETS                          $121,954.00               $123,411.00
                                      -----------               -----------
                                      -----------               -----------

                                     -UNAUDITED-
See accompanying notes to financial statements


                                            Page Three

                                   C.E.C. Industries Corp.
                                 (A Development Stage Company)
                                        BALANCE SHEET
                                            AS AT
                               June 30, 2000 and March 31, 2000

                                     LIABILITIES & EQUITY

                                                March 31, 2000    June 30, 2000
     CURRENT LIABILITIES
Accounts Payable                                   $828,720.00     $836,320.00
                                                   -----------     -----------
Total Current Liabilities                           828,720.00      836,320.00

OTHER LIABILITIES
Judgement                                           207,306.00      207,306.00
                                                   -----------     -----------
Total Other Liabilities                             207,306.00      207,306.00
                                                   -----------     -----------
Total Liabilities                                 1,036,026.00    1,043,626.00

     EQUITY
Common Stock, $0.001 par value, authorized
 50,000,000 shares;                                 886,940.00      886,940.00
  issued and outstanding at March 31, 2000,
  18,831,805 common shares ; issued and
  outstanding at June 30, 2000, 18,831,805 shares

Preferred Stock, $0.001 par value, authorized
  100,000,000 shares; issued at March 31, 2000
  and June 30, 2000 0 shares                              0.00            0.00

Additional Paid in Capital                        7,087,480.00    7,087,480.00
Retained Earnings (Deficit accumulated during
development stage)                              (8,888,492.00)  (8,894,635.00)
                                                   -----------     -----------
Total Stockholders' Equity                        (914,072.00)    (920,215.00)
                                                   -----------     -----------
     TOTAL LIABILITIES & OWNER'S EQUITY            $121,954.00     $123,411.00
                                                   -----------     -----------
                                                   -----------     -----------

                                           -UNAUDITED-

                                            Page Four

                                C.E.C. Industries Corp.
                              (A Development Stage Company)
                                 STATEMENT OF OPERATIONS
                                 FOR THE QUARTERS ENDED
                             ending June 30, 2000 and June 30, 1999

     REVENUE                                   June 30, 2000     June 30, 1999
Royalty Income                                       3,919.00             0.00

    COSTS AND EXPENSES
General and Administrative                           5,062.00             0.00
Legal & Professional Expenses                        5,000.00         3,000.00
Other Income (Expense)
Interest Income
Temporary Decrease in Marketable Securities
Interest Expense

Total Costs and Expenses                            10,062.00         3,000.00
                                                  -----------      -----------
              Net Income or (Loss)                  (6,143.00)      (3,000.00)
                                                  -----------      -----------
                                                  -----------      -----------

Basic earnings per share
number of common
shares outstanding                                 18,831,805       18,831,805

    Net Loss
    Per Share                                             nil              nil

                                           -UNAUDITED-
                                            Page Five

                                 C.E.C. Industries Corp.
                               (A Development Stage Company)
                                 STATEMENT OF CASH FLOWS
                                       FOR PERIOD
                                 FOR THE QUARTERS ENDED
                           ending June 30, 2000 and June 30, 1999

CASH FLOWS FROM OPERATING ACTIVITIES            June 30, 2000     June 30, 1999

Net  Income or (Loss)                              (6,143.00)       (3,000.00)
Temporary Decrease in Trading Securities                0.00             0.00
Adjustments to Reconcile Net Loss to Net Cash
used in Operating Activities
Non cash transaction- shares issued for services         0.00         3,000.00
(Increase) Decrease in Other Assets                  1,084.00             0.00
Increase/(Decrease) in accounts payable              7,600.00             0.00
Net change in cash from operations                   2,541.00             0.00

CASH FLOWS FROM INVESTING ACTIVITIES

Net change in cash from investment activities            0.00             0.00

CASH FLOWS FROM FINANCING ACTIVITIES

     Net cash provided by financing activities           0.00             0.00

     Balance at beginning of period                    476.00           183.00
     Net increase (decrease)  in cash                2,541.00             0.00
     Balance at end of period                        3,017.00           183.00

                                           -UNAUDITED-

                                            Page Six

                              C.E.C. INDUSTRIES CORP.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000, the results of operation for the three months ended June 30, 2000 and 1998 and the cash flows for the three months ended June 30, 2000 and 1999. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2000 Annual Report on Form 10-K.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statement be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 2000 Annual Report on Form 10-K.
                                    Page Seven

                               C.E.C. INDUSTRIES CORP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Royalty income for the quarter ended June 30, 2000 were $-3919- compared to royalty income for the quarter ended June 30, 1999 of $-0-. All revenues in the quarter were from oil royalties.

Selling, General and Administrative Expenses increased from $-0- in 1999 to $-3919- in 2000 due to a management investigation of possible acquisitions Legal expenses increased to $5,000 in 2000 from $3,000 in 1999. Interest expenses were $-0- in 1999 and $0 in 2000 due to reduction in debt during previous years.

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

C.E.C. INDUSTRIES CORP.



By:  /s/ Brian Dvorak                 Dated: June 6, 2002
     ---------------------
     Brian Dvorak, President

                                     Page Eight