Form 10-K/A
period 2000-03-31
CEC INDUSTRIES CORP
filed 2002-06-14
CIK 54175

SECURITIES AND EXCHANGE COMMISSION
       Washington, D.C.  20549

             FORM 10-K/A
          AMENDMENT NO. 1

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


ITEM  14. EXHIBITS, FINANCIAL STATEMENT
          SCHEDULES AND REPORTS ON
          FORM 8-K

    None.

(a) Documents filed as part of this Report

     1. Financial Statements:

     Independent Auditors' Report                               F-1
     Consolidated Balance Sheets at March 31, 2000 & 1999       F-2 & F-3
     Consolidated Statements of Operations for the years ended
          March 31, 2000, 1999                                  F-4
     Consolidated Statements of Stockholders' Equity for the
          years ended March 31, 2000, 1999                      F-5 & F-6
     Consolidated Statements of Cash Flows for the years ended
          March 31, 2000, 1999                               F-7
     Notes to Consolidated Financial Statements                 F-8 to F-22

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



                 See accompanying notes to financial statements
                                     F-2

          C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)
                      BALANCE SHEET
                           AS AT

                   LIABILITIES & EQUITY

                                                 March 31,        March 31,
                                                    2000            1999

CURRENT LIABILITES
Accounts Payable                                741,219.00       595,516.00
Bank Overdraft                                           0.00             0.00
Payroll Taxes Payable                                    0.00             0.00
                                                 -------------    -------------
Total Current Liabilities                          828,720.00       683,199.00

OTHER LIABILITIES
Judgement                                          207,306.00       207,306.00
                                                 -------------    -------------
Total Other Liabilities                            207,306.00       207,306.00

                                                 -------------    -------------
Total Liabilities                               948,525.00       802,822.00

   EQUITY
Common Stock, $0.05 par value, shares: authorized, 939,090.00       934,090.00
50,000,000 shares, issued and outstanding at
March 31, 2000, 18,831,805 shares and
18,731,805 shares in at March 31, 1999
Additional Paid in Capital                       7,122,830.00     7,124,830.00
Converible Preferred stock, $0.001 par value,
shares authorised, 100,000,000 shares, issued
and outstanding 0 shares in 1999 and
10,663,041 shares in 1998                                0.00             0.00
Retained Earnings
(Deficit accumulated during development state)  (8,888,492.00)   (8,741,314.00)
                                                 -------------    -------------
Total Stockholders' Equity                     (826,572.00)     (682,394.00)
                                                 -------------    -------------
   TOTAL LIABILITIES & OWNER'S EQUITY             $121,953.00      $120,428.00
                                                 -------------    -------------
                                                 -------------    -------------


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


                                                                                    Deficit
                                                                                accumulated
                  Preferred                   Common               Additional        during    Treasury                    Total
                      Stock                    Stock                  paid-in   development       Stock             Stockholder's
                     Shares      Amount       Shares     Amount       capital         stage       shares      Amount      Equity
               ------------  ----------  -----------  ---------  ------------  ------------  -----------  ----------  ----------

Dividends Paid on
Preferred Stock                                                                   (165,372)                            (165,372)
               ------------  ----------  -----------  ---------  ------------  ------------  -----------  ----------  ----------
Balance at
March 31,1997   10,663,041     $10,663   17,736,795   $886,840    $7,084,580   ($8,674,167)           0          $0   ($692,084)

Prior Period
Adjustment                                                                      $1,399,933                           $1,399,933

Net(Loss) for
year ended 03/31/1998                                                            ($331,110)                            (331,110)
               ------------  ----------  -----------  ---------  ------------  ------------  -----------  ----------  ----------
Balance at
March 31,1998   10,663,041     $10,663   17,736,795   $886,840    $7,084,580    (7,605,344)           0          $0     376,739)

Preferred Stock
canceled       (10,663,041)    (10,663)                                                                                 (10,663)

Issued for cancellation of
$10,000 in debt                           50,000      2,500         7,500                                             10,000

Issued for cancellation of
$60,000 in debt                             550,000     27,500        22,500                                             50,000

Issued for legal services                   250,000     12,500         7,500                                             20,000

Issued for  cancellation of $7500
in debt                                      95,010      4,750         2,750                                              7,500

Net (loss) for
year ended
03/31/99                                                                        (1,135,970)                          (1,135,970)
               ------------  ----------  -----------  ---------  ------------  ------------  -----------  ----------  ----------
Balance at
March 31,1999            0           0   18,731,805   $934,090    $7,124,830   ($8,741,314)           0          $0   ($682,394)

Issued for $3,000 in
legal services                              100,000      5,000        (2,000)                                             3,000

Net (loss) for year ended for
year ended 03/31/2000                                                             (147,178)

Balance at
March 31, 2000           0           0   18,831,805   $939,090    $7,122,830   ($8,888,492)           0          $0   ($826,572)
               ------------  ----------  -----------  ---------  ------------  ------------  -----------  ----------  ----------
               ------------  ----------  -----------  ---------  ------------  ------------  -----------  ----------  ----------


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