Form 10-Q
period 2000-09-30
CEC INDUSTRIES CORP
filed 2002-06-14
CIK 54175

SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                        FORM 10-Q
                         Quarterly Report Under Section 13 or 15(d)
                          of the Securities Exchange Act of 1934.

      For the quarter ended September 30, 2000 Commission file number 0-16734

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

As of September 30, 2000, there were 20,831,805 shares of common stock outstanding.

                                   INDEX


PART I - FINANCIAL INFORMATION                                         Page No.

     Item 1.   Financial Statements


          Balance Sheet as of September 30, 2000 and
            March 31, 2000                                                  3-4

          Statement of Operations for the three months
            Ended September 30, 2000 and 1999                                 5

          Statement of Cash Flows for the three months ended
           September 30, 2000 and 1999                                        6

          Notes to Financial Statements                                       7
     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation                   8


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                              8

     Item 2.   Changes in Securities                                          8

     Item 3.   Defaults by the Company upon its
               Senior Securities                                              8

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                               8

     Item 5.   Other Information                                              8

     Item 6.   Exhibits and Reports of Form 8-K                               8

     SIGNATURES                                                               8


                                   Page Two

                          PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                              C.E.C. Industries Corp.
                            (A Development Stage Company)
                                    BALANCE SHEET
                                         AS AT
                        September 30, 2000 and March 31, 2000


                                          March 31, 2000     September 30, 2000
     ASSETS
CURRENT ASSETS
Cash                                              476.00                 306.00
Accounts Receivable                             1,050.00                   0.00
                                         ---------------        ---------------
Total Current Assets                            1,526.00                 306.00

OTHER ASSETS
Security Deposits                               4,012.00                   0.00
Oil & Gas Interests                           116,415.00             116,415.00
                                         ---------------        ---------------
TOTAL OTHER ASSETS                            120,427.00             116,415.00

TOTAL ASSETS                                 $121,953.00            $116,721.00
                                         ===============        ===============

                                       -UNAUDITED-
                                       Page Three

                              C.E.C. Industries Corp.
                           (A Development Stage Company)
                                  BALANCE SHEET
                                      AS AT
                        September 30, 2000 and March 31, 2000


                             LIABILITIES & EQUITY

                                          March 31, 2000     September 30, 2000
CURRENT LIABILITIES
Accounts Payable                             $828,720.00            $836,320.00
                                         ---------------        ---------------
Total Current Liabilities                     828,720.00             836,320.00

OTHER LIABILITIES
Judgement                                     207,306.00             207,306.00
                                         ---------------        ---------------
Total Other Liabilities                       207,306.00             207,306.00
                                         ---------------        ---------------
Total Liabilities                           1,036,026.00           1,043,626.00

     EQUITY
Common Stock, $0.001 par value,
authorized 50,000,000 shares;                 886,940.00             888,940.00
  issued and outstanding at
March 31, 2000, 18,831,805 common shares;
issued and outstanding at
September 30, 2000, 20,831,805 shares

Preferred Stock, $0.001 par value,
authorized 100,000,000 shares;
issued at March 31, 2000  and September
30, 2000 0 shares                                   0.00                   0.00

Additional Paid in Capital                  7,087,480.00           7,125,480.00
Retained Earnings (Deficit accumulated
during development stage)                  (8,888,493.00)         (8,941,325.00)
                                         ---------------        ---------------
Total Stockholders' Equity                   (914,073.00)           (926,905.00)
                                         ---------------        ---------------
     TOTAL LIABILITIES & OWNER'S EQUITY      $121,953.00            $116,721.00
                                         ===============        ===============


                                       -UNAUDITED-
                                        Page Four

                              C.E.C. Industries Corp.
                           (A Development Stage Company)
                              STATEMENT OF OPERATIONS
                               FOR THE QUARTERS ENDED
                     September 30, 2000 and September 30, 1999

                                      September 30, 2000     September 30, 1999
REVENUE
Royalty Income                                  2,720.00                   0.00

    COSTS AND EXPENSES
General and Administrative                      9,409.00                   0.00
Consulting                                     40,000.00                   0.00
Other Income (Expense)
Interest Income
Temporary Decrease in Marketable Securities
Interest Expense

         Total Costs and Expenses              49,409.00                   0.00
                                         ---------------        ---------------
              Net Income or (Loss)            (46,689.00)                  0.00
                                         ===============         ==============
Basic earnings per share
number of common
shares outstanding                            18,998,472             18,831,805

    Net Loss
    Per Share                                        nil                    nil


                                       -UNAUDITED-
                                        Page Five

                              C.E.C. Industries Corp.
                           (A Development Stage Company)
                              STATEMENT OF CASH FLOWS
                              FOR THE QUARTERS ENDED
                    September 30, 2000 and September 30, 1999


                                        September 30, 2000   September 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES

Net  Income or (Loss)                           (46,689.00)                0.00
Temporary Decrease in Trading Securities              0.00                 0.00
Adjustments to Reconcile Net Loss
to Net Cash used in Operating Activities
Non cash transaction-shares issued for services  40,000.00                 0.00
(Increase) Decrease in Other Assets               3,978.00                 0.00
Increase/(Decrease) in accounts payable               0.00                 0.00
Net change in cash from operations               (2,711.00)                0.00

CASH FLOWS FROM INVESTING ACTIVITIES

Net change in cash from investment activities         0.00                 0.00

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by financing activities             0.00                 0.00

Balance at beginning of period                    3,017.00               183.00
Net increase (decrease)  in cash                 (2,711.00)                0.00
Balance at end of period                            306.00               183.00

                                       -UNAUDITED-
                                         Page Six

                               C.E.C. INDUSTRIES CORP.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

1. Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000, the results of operation for the three months ended September 30, 2000 and 1999 and the cash flows for the three months ended September 30, 2000 and 1999. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2000 Annual Report on Form 10-K.

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

                                 Page Seven

                           C.E.C. INDUSTRIES CORP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Royalty income for the quarter ended September 30, 2000 were $2,720.00 compared to royalty income for the quarter ended September 30, 1999 of $-0-. All revenues in the quarter were from oil royalties.

Selling, General and Administrative Expenses increased from $-0- in 1999 to $9,409 in 2000 due to management working to revive the company. Consulting expenses increased from $0.00 in 1999 to $40,000 in 2000 due to management attempting to find acquisition candidates and bring SEC filings current. Interest expenses were $0.00 in 1999 and $0 in 2000.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None

Item 2. Changes in Securities
2,000,000 shares of restricted common stock issued for consulting services.

Item 3. Defaults by the company upon its Senior Securities
None

Item 4. Submission of Matter to a Vote of Security Holders
None

Item 5. Other Information
None

Item 6. Exhibits and Reports of Form 8-K

During the quarter ending September 30, 2000, the Company filed the following reports on Form 8-K.

None


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

C.E.C. INDUSTRIES CORP.



By:  /s/ Brian Dvorak                 Dated: June 3, 2002
     ---------------------
     Brian Dvorak, President

                                Page Eight