Form 10-Q
period 2000-12-31
CEC INDUSTRIES CORP
filed 2002-06-14
CIK 54175

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-Q
                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934.

       for the quarter ended December 31, 2000 Commission file number 0-16734

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

As of December 31, 2000, there were 40,831,805 shares of common stock outstanding.

                                   INDEX

PART I - FINANCIAL INFORMATION                                   Page No.

     Item 1.   Financial Statements

          Balance Sheet as of December 31, 2000 and
            March 31, 2000                                         3-4

          Statement of Operations for the quarter
            ended December 31, 2000 and 1999                         5

          Statement of Cash Flows for the quarters ended
            December 31, 2000 and 1999                               6

          Notes to Financial Statements                              7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation          8

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                     8

     Item 2.   Changes in Securities                                 8

     Item 3.   Defaults by the Company upon its
               Senior Securities                                     8

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                      8

     Item 5.   Other Information                                     8

     Item 6.   Exhibits and Reports of Form 8-K                      8

     SIGNATURES                                                      8
                                   Page Two

                              PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                                 C.E.C. Industries Corp.
                                (A Development Stage Company)
                                        BALANCE SHEET
                                            AS AT
                                  December 31, 2000 and March 31, 2000

                                              ASSETS

                                          March 31, 2000    December 31, 2000


CURRENT ASSETS
Cash                                             476.00              324.00
Accounts Receivable                            1,050.00                0.00
                                            -----------         -----------
Total Current Assets                           1,526.00              324.00

OTHER ASSETS

Security Deposits                              4,012.00                0.00
Oil & Gas Interests                          116,415.00          116,415.00
                                            -----------         -----------
TOTAL OTHER ASSETS                           120,427.00          116,415.00

TOTAL ASSETS                                $121,953.00         $116,739.00
                                            -----------         -----------
                                            -----------         -----------

                                       -UNAUDITED-
                                        Page Three

                                 C.E.C. Industries Corp.
                                (A Development Stage Company)
                                        BALANCE SHEET
                                            AS AT
                            December 31, 2000 and March 31, 2000

                                      LIABILITIES & EQUITY

                                         March 31, 2000    December 31, 2000
CURRENT LIABILITIES
Accounts Payable                            $828,720.00         $836,320.00
                                           ------------        ------------
Total Current Liabilities                    828,720.00          836,320.00
OTHER LIABILITIES
Judgement                                    207,306.00          207,306.00
                                            -----------         -----------
Total Other Liabilities                      207,306.00          207,306.00
                                           ------------        ------------
Total Liabilities                          1,036,026.00        1,043,626.00

EQUITY
Common Stock, $0.001 par value,
authorized 50,000,000 shares;                886,940.00          908,940.00
  issued and outstanding at March 31, 2000,
  18,831,805 common shares ; issued and
  outstanding at December 31, 2000,
  18,831,805 shares

Preferred Stock, $0.001 par value,
Authorized 100,000,000 shares; issued
at March 31, 2000  and December 31,2000
0 shares                                           0.00                0.00

Additional Paid in Capital                 7,087,480.00        7,205,480.00
Retained Earnings (Deficit accumulated
During development stage)                 (8,888,493.00)      (9,041,307.00)
                                           ------------        ------------
Total Stockholders' Equity                  (914,073.00)        (926,887.00)
                                           ------------        ------------
TOTAL LIABILITIES & OWNER'S EQUITY          $121,953.00         $116,739.00
                                           ------------        ------------
                                           ------------        ------------

                                -UNAUDITED-
                                        Page Four

                                 C.E.C. Industries Corp.
                                (A Development Stage Company)
                                   STATEMENT OF OPERATIONS
                                    FOR THE QUARTERS ENDED
                         ending December 31, 2000 and December 31, 1999

      REVENUE                        December 31, 2000    December 31, 1999
Royalty Income                               595.00                  0.00
     COSTS AND EXPENSES
General and Administrative                   577.00                  0.00
Consulting                               100,000.00                  0.00

          Total Costs and Expenses       100,577.00                  0.00
                                       ------------          ------------
               Net Income or (Loss)      (99,982.00)                 0.00
                                       ------------          ------------
                                       ------------          ------------

Basic earnings per share number of
Common shares outstanding                25,498,472            18,831,805

    Net Loss Per Share                          nil                   nil

                                -UNAUDITED-
                                        Page Five

                                 C.E.C. Industries Corp.
                                (A Development Stage Company)
                                   STATEMENT OF CASH FLOWS
                                        FOR PERIOD
                                    FOR THE QUARTERS ENDED
                       ending December 31, 2000 and December 31, 1999

                                     December 31, 2000    December 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net  Income or (Loss)                    (99,982.00)                 0.00
Write off of Marketable Securities             0.00                  0.00
Adjustments to Reconcile Net Loss to
Net Cash used in Operating Activities
Non cash transaction- shares issued for
services                                 100,000.00                  0.00
(Increase) Decrease in Other Assets            0.00                  0.00
Increase/(Decrease) in accounts payable        0.00                  0.00
Net change in cash from operations            18.00                  0.00

CASH FLOWS FROM INVESTING ACTIVITIES

Net change in cash from investment
Activities                                     0.00                  0.00

CASH FLOWS FROM FINANCING ACTIVITIES

          Net cash provided by financing
          Activities                           0.00                  0.00

       Balance at beginning of
       Period                                306.00                183.00
       Net increase (decrease) in cash        18.00                  0.00
       Balance at end of period              324.00                183.00

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

                                     Page Seven

                       C.E.C. INDUSTRIES CORP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Royalty income for the quarter ended December 31, 2000 was $595.00 compared to royalty income for the quarter ended December 31, 1999 of $-0-. Sales for the quarter ended December 31, 2000 were $-0-, compared with $0 for the quarter ended December 31, 1999.

Selling, General and Administrative Expenses decreased from $0 in 2000 to $577 in 1999. Consulting expenses increased from $-0- in 1999 to $100,000 in 2000 due to the company's attempts to acquire financing for the company.

                         PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None

Item 2. Changes in Securities
20,000,000 shares of common par $.001 stock issued for services rendered. The stock is restricted.

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

C.E.C. INDUSTRIES CORP.



By:  /s/ Brian Dvorak                 Dated: June 8, 2002
     ---------------------
     Brian Dvorak, President

                                     Page Eight