Form 10-K
period 2001-03-31
CEC INDUSTRIES CORP
filed 2002-06-14
CIK 54175

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

                                For the fiscal year ended: March 31, 2001

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

Indicate by check mark whether the registrant (a)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value (the average bid and asked prices) of the voting stock held by non-affiliates of the registrant on March 31, 2001, was approximately $188,318. The number of shares of Common Stock, $0.05 par value, outstanding on March 31, 2001, was 40,831,805 shares, held by approximately 1762 shareholders.

                                           PART I

ITEM 1. BUSINESS

(a) General

   C.E.C. Industries Corp. is a Nevada corporation with principal and executive offices located at 3450 E Russell Road, Las Vegas, Nevada 89120, telephone
(702) 214-4253. C.E.C. Industries Corp. and it's consolidated subsidiaries are referred to as either C.E.C. or the Company. C.E.C. is engaged in several unrelated businesses through its primary subsidiaries, Custom Environmental International, (hereinafter referred to as CEI), (carbon reactivation technology), Mid-Nevada Art, Inc. (hereinafter referred to as Mid-Nevada Art), (art collection), and Basia Holding, Inc. (hereinafterreferred to as Basia), (holds quit claim title to 9,000 acres of land and mineral leases in Tennessee). The Company also has methane gas interests in Alabama (hereinafter referred to as Atlas Methane Leases) and a 24.5% interest in Victory Village Associates Limited III (hereinafter referred to as Victory
Village), (320 unit multi-family project in Henderson, Nevada). The Company's current organization was accomplished through a merger and acquisition program during the two fiscal years ended March 31, 1997, and continuing through the present.

   C.E.C. was incorporated as Justheim Petroleum Company in Nevada in 1952. C.E.C. Management Corp. was merged into Justheim Petroleum Company effective December31, 1986, and was renamed C.E.C. Industries Corp. Prior to the merger, Justheim had historically engaged in the business of acquiring, holding and selling oil and gas leaseholds and retaining overriding royalty rights. C.E.C. Management Corp. primarily was in the business of engineering consulting and designing and marketing customized minerals processing systems and equipment.

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

   On March 28, 1996, the Company entered into an agreement whereby the Company issued 8,660,000 shares of common restricted voting stock and 8,663,041 shares of preferred voting stock of the company in exchange for 100% of the issued and outstanding common shares of Basia Holding, Inc., a Tennessee Corporation holding quit claim title to 9,000 acres of land and 100% of the issued and outstanding shares of Mid-Nevada Art, Inc., and 100% of Atlas Methane fully paid leasehold interests which leasehold interests include approximately 13,500 acres located in the Black Warrior Basin area of Alabama. The March 28th agreementfurther required the resignation of three of the Company's directors.

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

   Also on June 27, 1996 the Company entered into an Exchange Agreement with One World Cards Inc. & Bruce Perlowin its President for 3 - $100,000.00 at a Rate of approximately $0.45 per minute or better with no expiration date and 45- $10,000.00 pre-paid long distance calling cards at a rate of approximately $0.45 per minute or better with an expiration date of five (5) years from the date of closing in exchange for 12 original art works by Sky M. Jones with appraisal books and appraisals totaling $750,000.00 owned by the Company's wholly owned subsidiary Mid-Nevada Art. Mid-Nevada Art, Inc. exercised its option wherein Mid-Nevada Art, Inc. returned the pre-paid calling cards to One World Cards, Inc. and One World Cards, Inc. returned the 31 original artworks to Mid-Nevada Art, Inc. The decision for the return of the calling cards was the result of the failure of One World Cards, Inc. to fully activate the prepaid calling cards.

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

(c) Narrative Description of Business.

Victory Village Associates Limited III

   320 Unit Multi-Family Project to be built - Henderson, Nevada. In June, 1995, the Company acquired a 24.5% interest in a 320 unit apartment project generally known as Victory Village, in exchange for 1,200,000 shares of Rule 144 stock, with a simultaneous two-year restriction. The project is located in Henderson, Nevada near the intersection of Lake Mead Blvd. and Boulder Highway. The City of Henderson issued bonds to facilitate the financing on the project, with HUD,(Department of Housing and Urban Development) insuring the construction and permanent loan in the sum of $16,442,400, at 6.38% interest, and due in 40 years, which loan was recorded in June of 1995 against the approximate 17.72 acres. The Majority of the construction on the project has been completed and certificates of occupancy have been issued. The company's investment in Victory Village was collateralized by a pledge of preferred stock owned by the project manager. In July of 1998, the company exchanged its interest in Victory Village for the return of 1,805,000 shares of the company's preferred stock.

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

   The Company currently does not have the means, nor the intention in the near future to attempt to develop and or mine the coal property or perfect the title. The Company is seeking a buyer or a joint venture partner for the coal reserves. The ability of the Company to market the coal will depend on numerous factors beyond the control of the Company, the effect of which factors cannot be accurately predicted or anticipated. Some of these factors include the accessibility of the material, the availability of other domestic and foreign production, environmental issues in both the region where the materials are located and other regions where competitive materials are located, fluctuations in supply and demand, the availability of a ready market, the effect of the federal and state regulation of production, transportation and sales, and general national and worldwide economic conditions. Basia Holding, Inc. was inactive during 2000 and 2001.
Mid-Nevada Art, Inc.

   Mid Nevada Art, Inc. is a wholly owned subsidiary of CEC with assets of $0. Management elected to write the paintings down to zero based on the inability of the Company to rent or sell and of these paintings. These artworks were appraised at a value in excess of $1.7 million, however the appraisals were not considered arms length and management reevaluated the book value based on cashflow and projected cash flow for the rental or sell of the paintings. Sky M.Jones is a noted American artist, Sky Jones is a painter from the American West, born October 3, 1947 in Salt Lake City, Utah. He graduated with a bachelor degree in Art from the University of Utah in 1971. He has written books on Art and Life. Jones deals in Multiple Imagery, that is, layers upon layers of 3D forms overlaid and interwoven. Sky Jones originals have been in the private collections of Queen Elizabeth, Governor Michael Dukakis, the late Lucille Ball, and Mohammed Ali to name a few. He has created various movie posters including Star Trek, the Never Ending Story, Final Countdown, etc. Limited edition prints and paintings by Sky Jones have been collected by or displayed in museums, corporations and galleries world wide. Prior to 1985 he used the name of Michael Whipple. Mid-Nevada Art, Inc. was inactive during 2000 and 2001.

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

   Methane Extraction. The chief potential for environmental harm in the extraction of coalbed methane, the gas trapped in underground coal streams, is the discharge of salt water into streams. Weekly and monthly water-quality samples are required to monitor the water quality during extraction. Currently the Company is not involved in the extraction of its methane reserves, and thus faces no immediate environmental challenges.
Custom Environmental International, (CEI) was inactive during 2000 and 2001.

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

ITEM 2. PROPERTIES

   Principal and Executive Offices. C.E.C. does not currently lease or rent Office space.
   320 Unit - Victory Village Apartments. A general discussion of the 320 unit Victory Village project is included under Item 1(c),Narrative Description of Business, "Operations". During June 1995, the Company acquired a 24.5% interest in the Victory Village III, Ltd. partnership utilizing Rule 144 restricted common stock of the Company valued at $700,000. A $16,442,400 loan was recorded against the approximate 17.72 acres providing the construction financing for the project. The project was completed in early 1997 and certificates of occupancy have been obtained.

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

ITEM 3. LEGAL PROCEEDINGS

   Fernando Aldecoa, et. al. v. Softpoint, Inc., United States District Court, Southern District of California, Case Number 951654H(LSP) was instituted in October, 1995. The Principal parties included Softpoint, Inc., Robert Cosby, C.E.C. Industries, Inc., George Matthews, Ron Robinson, Ron Stoecklein, and Don Stocklein. The action pertains the allegations made by certain Softpoint shareholders that the defendants materially misrepresented, or allowed certain misrepresentations to occur, which were relied upon by the plaintiffs in purchasing their stock in Softpoint. The only relationship between the plaintiffs and the Company is that the Company was attempting a merger with Softpoint, which merger was not completed. Further, one of the past directors of the Company was a past president of Softpoint, Inc.; however the dual relationship existed after the merger termination. The plaintiffs are seeking an unknown damage, which must be established upon determining liability, if any Because the Company and its outside counsel, are of the opinion that the Company has no exposure in the litigation, the Company is not aware of any governmental authority which has interest in the matter from the standpoint of the Company. The Company, through its independent counsel has filed a motion to have the case dismissed against the Company, which motion will be heard by the Federal Court on September 22, 1997.

   Medera Component Systems, Inc. v. Prime Construction, Inc. et. al., Nevada Federal District Court Case Number 596-01105 was instituted on November 27, 1996. The principal parties include Moonridge Development Corp., as well as C.E.C. Industries Corp. The action alleges that the Company entered into an indemnity agreement with Medera Component Systems, in relation to the use of Medera's roof trusses on the Victory Village project. The Company has filed a cross complaint alleging that no contract was entered into nor did the Company ever elicit any indemnity agreement. The Company is strongly responding to the litigation and believes that a judgment will be rendered in their favor. The case is in the discovery stage. A provision in the agreement wherein the Company invested in the Victory Village project, contained an indemnification in favor f the Company collateralized by preferred stock. In the event of a loss, the Company is in a position of offset against the value of the preferred stock.

   On September 2, 1998, a judgement was entered in United States District Court, District of Utah, Central Division, against C.E.C. Industries, Inc. In favor of George A. Matthews, Jr. A former President and Director of C.E.C. Industries. The judgement entered was in the amount of $207,306.93. The judgment award was to compensate Mr. Matthews for monies allegedly owed to him on his Employment Agreement, from an alleged wrongful stop transfer, interest, and attorney'sfees.

   The company has been unable to post a bond. The judgment has been record in several states under the Sister State Judgment Act.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted to a vote of security holders, through the Solicitation of proxies or otherwise, during the fourth quarter of the Company's fiscal year ended March 31, 2001.

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
                                2000                1999
                           High      Low       High      Low

    1st Quarter           .065     .035       $.085     $.04
    2nd Quarter           .04      .03         .06       .03
    3rd Quarter           .06      .01         .105      .005
    4th Quarter           .03      .01         .095      .005

No dividend was declared or paid by the Company during fiscal year 2001 or 2000. A decision to pay dividends in the future will depend upon the Company's profitability, need for liquidity and other financial considerations. There are approximately 1762 shareholders of the 40,831,805 outstanding shares, as of March 31, 2001.


ITEM 6.   SELECTED FINANCIAL DATA

                             2001           2000           1999          1998
Revenue from continuing
   operations              $10,305          $5,253       $23,895        $1,892
Revenue from discontinued
    operations                   0               0             0             0

Net income (loss) from
   continuing operations $(167,953)   $(147,178.00)  $(1,135,970)    $(331,110)

Net gain/ loss from
  Discontinued operations        0              0             0             0

Gain/loss per common share:
   Continuing operations      (.01)           (.01)         (.06)         (.02)
   Discontinued operations    0.00           0.00           0.00          0.00

Total Assets              $117,727        $121,953      $940,267    $7,662,230

Long term obligations            0               0             0             0

Cash dividends per
   common share                  0               0             0             0

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

Liquidity and Capital Resources

   Cash requirements of C.E.C. have been met by funds provided from royalty income and borrowing. The ratio of current assets to current liabilities at March 31, 2001 was .15 to 1 compared to .17 to 1 at March 31 2000.

   The working capital of the Company as of March 31, 2001, was ($648,531). The working capital at March 31, 2000 was ($623,754).

   Cash was $1312 at Fiscal 2001 year end versus $476 at fiscal 2000 year end.

   During 2000, the Company increased its accounts payable By $145,521 mainly as a result of a management agreement with a related party, Wire to Wire, Inc. Accounts Receivable increase to $1,050. Inventory remained at $0. Payroll Taxes, and Other Accrued Liabilities were $0 due to decreased operations and the management agreement with Wire to Wire, Inc.

  During 2000, the Company recorded no new long term debt. The long term debt included the $207, 306 judgment awarded George Matthews Jr. It had no other long term debt.

   During 1999, the Company accounts receivable-related parties, accrued interest receivable and notes receivable-related parties by $395,408 were assigned to an attorney for legal services in connection with the Matthews judgment. The receivables were due from Mr. D. Stoeklein and Mr. R. Stoecklein from members of the company. Accounts receivable at March 31, 2000 were for royalty interests. Accounts receivable at March 31, 2001 were $-0-.

Significant Customers

   The Company had no principal customer.

Borrowing Activities

   During the past three years, the Company's operations and investing activities have been financed extensively from borrowings. Borrowings have Been approximately $23,727, $145,521 and $323,609 in fiscal years 2001, 2000 And 1999, respectively.

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

Results of Operations

   Fiscal Year 2001 Compared to Fiscal Year 2000

   Revenues. The Company's revenues increased from $5,253 in 2000 to $10,305 in 2001.

   Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses increased from $8,584 in 2000 to $10,758 in 2001, an increase of $2,174. Selling, General and Administrative Expenses S,G&A) net increases were primarily attributable to inactivity of the company, directors fees and expenses were $0 in 2000 and $0 in 2001, research and development was $0 in 2000 and $0 in 2001, consulting expenses were $0 in 2000 and $140,000 in 2001, legal from $43,847 in 2000 to 27,500 in 2001 a decrease of $16,347, and other selling, general and administrative expenses from $0 in 2000 to $0 in 2001. The increase in consulting expenses resulted from management's attempts to obtain financing and the continuing search for acquisition candidate.

   Interest Expense. Interest expense for the Company was from $0 in 2000 to $0 in 2001.Other Income and Expense. Other income and expense for the Company was from $0 in 2000 and $0 in 2001.
   Gain or Loss on Sale of Assets. There was no gain or loss on sale of assets for the Company in 2000 or 2001.

   Gain or Loss from Discontinued Operations. There was no gain or loss from discontinued operations during 2000 or 2001.

   Gain or Loss on Disposal of Discontinued Operations. There was no Gain or loss from disposal of discontinued operations during 2000 or 2001.

   The Company reported a loss on impairment of assets in the amount of $86,772 in 1999 and $0 in 2000 and 2001. The Company reported a loss on investments in the amount of $721,345 in 1999 and $0 in 2000 and 2001.

Fiscal Year 2000 Compared to Fiscal Year 1999

   Revenues. The Company's revenues decrease from $23,895 in 199 to $5,253 in 2000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   See Financial Statements and Financial Statement Schedules appearing on F-1 to F-23 of this Form 10-K Annual Report.

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

ITEM 11. EXECUTIVE COMPENSATION

   The Compensation which the Company paid to the President for services in All capacities and for the fiscal years indicated, was as follows:

Name and Principal Position                 Year         Salary          Other
Brian Dvorak                                2001          $0

Brian Dvorak                                2000          $0

Marie Levine, President                     1999          $0

Gerald H.  Levine, President                1998          $0

Gerald H.  Levine, President                1997    $102,000(1)

Gerald H.  Levine, President                1996          $0

George Matthews, President                  1996    $156,500

Richard Cope, President                     1996          $0

Ronald J.  Robinson, President              1995    $100,000

Donald J.  Stoecklein, Secretary            1995    $100,000

Ronald G.  Stoecklein, Treasurer            1995    $100,000

Company's contribution to the Savings and Protection Plan.

On April 1, 1996 the Company signed an agreement with WWW Consulting, wherein, WWW Consulting would provide the Company with management personnel and other qualified technical and office personnel as required.

Insider Participation in Compensation Decisions

   The Company has no separate Compensation Committee; the entire Board of Directors makes decisions regarding executive compensation. Brian Dvorak, serves as the officers and directors of the Company. He participated in deliberations of the Company's Board of Directors concerning executive officer compensation.

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

Brian Dvorak receives no compensation for his services.

EMPLOYEE BENEFIT PLAN
   Effective February, 1996, the Savings and Protection Plan (the Savings Plan was terminated by C.E.C. Management Corp.

1987 NONQUALIFIED STOCK OPTION PLAN

The Company's 1987 Nonqualified Stock Option Plan (the NSOP) was terminated in 1996

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL STOCK OWNERSHIP

   The following table sets forth, as of March 31, 2001, Common Stock ownership of (1) the directors of the Company, (2) the only persons known to management to be the beneficial owners of more than five percent of the Common Stock of the Company, and (3) the Company's directors and officers as a group:

                                      Amount and               Options
                                      Nature of                or Other
Title of  Name and Address            Beneficial     Percent   Beneficial
Class     of Beneficial Owner(1)      Ownership of   Class     Owners(2)(3)
Common    Brian Dvorak                9,298,173        22%

Common    Ester Chan                 20,000,000        49%

(1) Addresses are furnished only for those beneficial owners of 5% or more of the Company's Common Stock.
(2) All beneficial owners have sole voting and investment power over all of the shares they own, except as indicated in column five and these footnotes.
(3) The amounts in column three include the amounts in column five.

Agreements Changing Control of the Company

On or about January 27, 2001, Mr. Brian Dvorak, acting on behalf of himself and as agent for a group of other investors, entered into an agreement with Gerald and Marie Levine to purchase a control block of CEC stock for personal funds of the group. The agreement included the current officers and directors to resign and the appointment of Mr. Dvorak as President and Director.

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Transactions with Management and Others.

Management Transactions as of March 31, 2001

Gerald Levine, President and Director of the Company is also the President and Director of O.T.S. Holdings, Inc. and President and a Director of Wire to Wire, Inc. dba WWW Consulting.

Marie A. Levine, Secretary and Director of the Company is also the Secretary and a Director of Wire to Wire, Inc. dba WWW Consulting.

Loans Made to the Company by, or Guaranteed by Affiliates

The Company has borrowed $741,219 from WWW Consulting,.

Stock Options Exercised by Board Members

In February of 1996, two directors executed options to acquire 300,000 shares of common stock, each, in the Company in exchange for consideration paid pursuant to the terms and conditions of promissory notes executed concurrent with the exercise.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

In April, 2000, a Form 8K was filed regarding change in management and control In June, 2000, a Form 8K was filed reporting a letter of intent to acquire Denner Power.

(a) Documents filed as part of this Report

     1. Financial Statements:

     Independent Auditors' Report                               F-1
     Consolidated Balance Sheets at March 31, 2001 & 2000       F-2 & F-3
     Consolidated Statements of Operations for the years ended
          March 31, 2001, 2000                                  F-4

     Consolidated Statements of Stockholders' Equity for the
          years ended March 31, 2001, 2000                      F-5 & F-6

     Consolidated Statements of Cash Flows for the years ended
          March 31, 2001, 2000                                  F-7

     Notes to Consolidated Financial Statements                 F-8 to F-252
     2. Exhibits required to be filed are listed below.

     Exhibit Number           Description

     (b) During the fiscal year 2001, the Company filed the following 8-K's.


Subsequent to the end of the fiscal year, the Company filed the following reports on Form 8-K

None


                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C.E.C. INDUSTRIES CORP.

By:  /s/ Brian Dvorak                 Dated: June 4, 2002
     ---------------------
     Brian Dvorak, President

                      C.E.C. Industries, Corp. and Subsidiaries
                             (A DEVELOPMENT STAGE COMPANY)

                                  FINANCIAL STATEMENTS
                                      March 31, 2001
                                           and
                                       March 31, 2000

INDEPENDANT AUDITOR'S REPORT-----------------------------------------------  1

BALANCE SHEET-ASSETS-------------------------------------------------------  2

BALANCE SHEET - LIABILITIES AND SHAREHOLDER'S EQUITY-----------------------  3

STATEMENT OF OPERATIONS----------------------------------------------------  4

STATEMENT OF STOCKHOLDERS' EQUITY----------------------------------------  5-6

STATEMENT OF CASH FLOWS----------------------------------------------------  7

NOTES TO FINANCIAL STATEMENTS-------------------------------------------  8-22

                                INDEPENDENT AUDITORS' REPORT

Board of Directors                                             March 29,  2002
C.E.C. Industries Corporation (the Company)
Las Vegas, Nevada 89120

     I have audited the Balance Sheet of C.E.C. Industries Corporation, as of March 31, 2001 and March 31, 2000, and the related Statements of Operations, Stockholders' Equity and Cash Flows for the years ending March 31, 2001 and March 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C.E.C. Industries Corporation, as of March 31, 2001, and March 31, 2000, and the results of its operations and cash flows for the period in conformity with generally accepted accounting principles.

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


James E. Slayton, CPA

                     C.E.C. Industries, Corp and Subsidiaries
                          (A Development Stage Company)
                                    BALANCE SHEET
                                        AS AT

                                       ASSETS

     ASSETS                                   March 31, 2001    March 31, 2000
CURRENT ASSETS
Cash                                              1,312.00            476.00
Accounts Receivable                                   0.00          1,050.00
                                               -----------       -----------
Total Current Assets                              1,312.00          1,526.00

OTHER ASSETS

Security Deposits                                     0.00          4,012.00
Oil & Gas Interests                             116,415.00        116,415.00
                                               -----------       -----------
Total Other Assets                              116,415.00        120,427.00
                                               -----------       -----------
TOTAL ASSETS                                    117,727.00        121,953.00
                                               -----------       -----------
                                               -----------       -----------

               See accompanying notes to financial statements

                     C.E.C. Industries, Corp and Subsidiaries
                          (A Development Stage Company)
                                    BALANCE SHEET
                                        AS AT

LIABILITIES & EQUITY

                                              March 31, 2001    March 31, 2000
CURRENT LIABILITIES
Accounts Payable                               764,946.00         741,219.00
Bank Overdraft                                       0.00               0.00
Payroll Taxes Payable                                0.00               0.00
                                               -----------       -----------
Total Current Liabilities                      764,946.00         741,219.00

OTHER LIABILITIES
Judgement                                      207,306.00         207,306.00
                                               -----------       -----------
Total Other Liabilities                        207,306.00         207,306.00
                                               -----------       -----------
Total Liabilities                              972,252.00         948,525.00


EQUITY
Common Stock, $0.05 par value, shares;
authorized,                                  2,039,090.00         939,090.00
50,000,000 shares, issued and outstanding at
March 31, 2001, 40,831,805 shares and
18.831,805 shares in at March 31, 2000

Additional Paid in Capital                   6,162,830.00       7,122,830.00

Convertible Preferred stock, $0.001 par
value, shares authorized, 100,000,000 shares,
issued and outstanding 0 shares in 1999 and
10,663,041 shares in 1998                             .00               0.00

Retained Earnings (Deficit accumulated
during development stage)                   (9,056,445.00)     (8,888,492.00)
                                               -----------       -----------

Total Stockholders' Equity                    (854,525.00)       (826,572.00)
                                               -----------       -----------

     TOTAL LIABILITIES & OWNER'S EQUITY        117,727.00         121,953.00
                                               -----------       -----------
                                               -----------       -----------

                 See accompanying notes to financial statements

                     C.E.C. Industries, Corp and Subsidiaries
                          (A Development Stage Company)
                            STATEMENT OF OPERATIONS
                               FOR PERIODS ENDING
                      March 31, 2001 and March 31 , 2000

                                              March 31, 2001    March 31, 2000
     REVENUE
Royalty Income                                  10,305.00           5,253.00

    COSTS AND EXPENSES

Selling, General and Administrative             10,758.00           8,584.00
Legal Expense                                   27,500.00         143,847.00
Consulting Expense                             140,000.00               0.00
Loss on Impairment of Assets                         0.00               0.00
Loss on Investments                                  0.00               0.00
Judgement for compensation                           0.00               0.00
                                               -----------       -----------
          Total Costs and Expenses             178,258.00         152,431.00
                                               -----------       -----------
               Net Ordinary Income or (Loss) (167,953.00)       (147,178.00)
                                               -----------       -----------
                                               -----------       -----------
Weighted average number of common shares
Outstanding                                    28,831,805         18,831,805

Net Loss Per Share                                  (0.01)             (0.01)

               See accompanying notes to financial statements
                                      F-4

          C.E.C. Industries, Corp and Subsidiaries (Development Stage Company)
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR YEARS ENDED March 31, 2001 and March 31, 2000

                                                                                   Deficit
                                                                                   accumulated
                               Preferred           Common               Additional during        Treasury             Total
                               Stock               Stock                paid-in    development   Stock                Stockholder's
                               Shares    Amount    Shares      Amount   capital    stage         shares     Amount    Equity
                                --------- --------- ----------- -------- ---------- ------------  ---------- --------- ----------
Balance at March 31, 1995         725,000      $725   1,867,459  $93,373 $3,799,919  ($3,419,976) (5,986.00) ($23,527)   450,514

Bio-Sphere Shares Canceled
in Connection with Asset
Purchase Cancellation            (125,000)     (125)                                                                        (125)

Canceled Sterling Travel
Purchase                                                                    (30,788)      (4,819)                        (35,607)
24.5% Interest Victory
Village Limited Partnership                           1,200,000   60,000    240,000                                      300,000

Exchanged Preferred $.001
Shares For Preferred $.50
Redeemable Shares                (600,000)     (600)                                                                        (600)

Issued Preferred $.50
Redeemable Shares               4,200,000     4,200                         (3,476)                                          724

S-8 Shares Issued                 200,000       200   3,372,830  168,642    933,920                                    1,102,762
Rosenbaum Shares
Canceled                                                (30,000)  (1,500)   (21,000)                                     (22,500)

Issued to 401-K                                           1,506       75    (19,856)                  5,986    23,527      3,746

Stock Options Exercised                                 600,000   30,000    150,000                                      180,000

Exchanged  for 100%
Interest in Mid-Nevada Art,
Inc.                            4,016,734      4017   2,886,667  144,333  1,213,124                                 0  1,361,474

Exchanged  for 100%
Interest in Basia Holding,
Inc.                            1,797,385      1797   2,309,333  115,467    682,736                                      800,000

Exchanged  for 100%
Interest in Oil and Gas
Interest                        2,848,922      2849   3,464,000  173,200  1,055,201                                    1,231,250

Expenses of Exchange
Agreement                                                                  (171,750)                                    (171,750)

Net Loss                                                                              (1,512,091)                     (1,512,091)
                                --------- --------- ----------- -------- ---------- ------------ ---------- --------- ----------
Balance at March 31,1996       13,063,041   $13,063  15,671,795 $783,590 $7,828,030  ($4,936,886)         0        $0 $3,687,797

S-8 Shares issued for
Services                                              2,065,000  103,250    454,150                                      557,400

Exchanges for 100% Interest
in Auto Express, Inc. on
June 15, 1996                                           495,000   24,750    148,500                                      173,250

Issued for Telephone Calling
Cards                                                   200,000   10,000     60,000                                       70,000
Auto Express Exchange
Canceled on January 31,
1997                                                   (495,000) (24,750)  (148,500)                                    (173,250)

Shares Issued for Telephone
Calling Cards Canceled                                 (200,000) (10,000)   (60,000)                                     (70,000)

Shares Redeemed in
Connection with pay-off of
Note Receivable                (2,400,000)   (2,400)                     (1,197,600)                                  (1,200,000)

Net Loss                                                                              (3,571,909)                     (3,571,909)

Dividends Paid on Preferred
Stock                                                                                   (165,372)                       (165,372)
                                --------- --------- ----------- -------- ---------- ------------ ---------- --------- ----------

          C.E.C. Industries, Corp and Subsidiaries (Development Stage Company)
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          FOR YEARS ENDED March 31, 2001 and March 31, 2000 (CONTINUED)

                                                                                   Deficit
                                                                                   accumulated
                              Preferred           Common                Additional during        Treasury             Total
                              Stock               Stock                 paid-in    development   Stock                Stockholder's
                              Shares    Amount    Shares       Amount   capital    stage         shares     Amount    Equity
                              --------- --------- -----------  -------- ---------- ------------  ---------- --------- ----------
Balance at March 31,1997     10,663,041   $10,663  17,736,795  $886,840 $7,084,580  ($8,674,167)         0        $0  ($692,084)


Prior Period Adjustment                                                               $1,399,933                      $1,399,933

Net (Loss) for year ended
ended 03/31/1998                                                                        ($331,110)                      (331,110)
                              --------- --------- -----------  -------- ---------- ------------  ---------- --------- ----------
Balance at March 31, 1998    10,663,041   $10,663  17,786,795  $886,840 $7,084,580   (7,605,344)          0        $0    376,739

Preferred Stock canceled    (10,663,041)  (10,663)                                                                       (10,663)

Issued for cancellation of
$10,000 in debt                                        50,000     2,500      7,500                                        10,000

Issued for cancellation of
$60,000 in debt                                       550,000    27,500     22,500                                        50,000

Issued for legal services                             250,000    12,500      7,500                                        20,000

Issued for  cancellation of
$7500 in debt                                          95,010     4,750      2,750                                         7,500

Net (loss) for year ended
03/31/1999                                                                           (1,135,970)                      (1,135,970)
                              --------- --------- -----------  -------- ---------- ------------  ---------- --------- ----------
Balance at March 31, 1999             0         0  18,731,805   934,090  7,124,830   (8,741,314)          0         0   (682,394)

Issued for $3,000 in
legal services                                        100,000     5,000     (2,000)                                        3,000

Net (loss) for year ended for
year ended 03/31/2000                                                                  (147,178)                        (147,178)

Balance at March 31, 2000             0         0  18,831,805   939,090  7,122,830   (8,888,492)          0         0   (826,572)
                              --------- --------- -----------  -------- ---------- ------------  ---------- --------- ----------
Issued for consulting services in
September 2000                                      2,000,000   100,000    (60,000)                                       40,000

Issued for consulting services in
October 2000                                       20,000,000 1,000,000   (900,000)                                      100,000

Net (loss) for year ended for
03/31/2001                                                                             (167,953)                        (167,953)

Balance at March 31, 2001             0         0  40,831,805 2,039,090  6,162,830  (9,056,445)           0         0   (854,525)

                              --------- --------- -----------  -------- ---------- ------------  ---------- --------- ----------
                              --------- --------- -----------  -------- ---------- ------------  ---------- --------- ----------

                  See accompanying notes to financial statements
                                    -6-

                         C.E.C. Industries, Corp. and Subsidiaries
                                (A DEVELOPMENT STAGE COMPANY)

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE YEARS ENDED

                                               March 31, 2001   March 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) from operations                       (167,953)         (147,178)
Adjustments to reconcile net income or loss
to net cash used in operation activities
Services rendered for Stock                       140,000             3,000
Increase (Decrease) in Current Assets               1,050            (1,050)
Increase (Decrease) in Other Assets                 4,012                 0
Increase (Decrease) in Accounts Payable            23,727           145,521
Increase (Decrease) in Other Liabilities                0                 0
Increase (Decrease) in Payroll Taxes                    0                 0
Increase (Decrease) in Accrued Liabilities              0                 0
                                               -----------       -----------
Total Adjustments                                 168,789           147,471
                                               -----------       -----------
     Net Cash provided by Operating Activities        836               293
                                               -----------       -----------
     Net cash used by investing activities              0                 0

CASH FLOWS FROM FINANCING ACTIVITIES
Cancellation of Preferred Equity
Preferred Dividends Paid                                0                 0
                                               -----------       -----------
Net cash provided by financing activities               0                 0
                                               -----------       -----------

     Net increase (decrease)  in cash and
     cash Equivalents                                 836               293

     Cash and cash equivalents at beginning
     Of Year                                          476               183
                                               -----------       -----------

     Cash and Cash Equivalents at End of Year       1,312               476
                                               -----------       -----------
                                               -----------       -----------
Income Taxes                                         $  0              $  0
                                               -----------       -----------
                                               -----------       -----------

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

In fiscal 1996, the remaining investment Logos International, Inc. was sold for $34,996. In fiscal 1994, the investment in Logos International, Inc. was written down to its market value resulting in a loss of $625,960. (See Note 3)

During 1995, the Company purchased 100% of Sterling Travel with net assets valued at $30,788 through incurring accrued expenses of $30,788. During 1996, the Company rescinded the purchase agreement with Sterling Travel for nonperformance on the agreement. (See Note 13)

During 1995, the Company issued 125,000 shares of preferred stock to Bio-Sphere Technology valued at $62,500for medical technology. (See Notes 8 and 13)
During 1996, the Company agreed to cancel the agreement with Biosphere Technology, and accordingly, canceled the preferred shares issued.

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

During April, 1999, the Company issued 100,000 shares of common stock for legal services valued at $3,000.00

During September 2000, the Company issued 2,000,000 shares of common stock for consulting services valued at $40,000.

During October 2000, the Company issued 20,000,000 shares of common stock for consulting services valued at $100,000.

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

Lease and rental income from artworks are recorded as received. During the years ending March 31, 1996, 1997 and 1998 there was no lease and rental income received. Sales of artworks are recorded net of its original cost as gain or loss on the sale of investments. During the years ending March 31, 1999, 2000 and 2001 there were no revenues from sale or rental of the artworks.

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

There was no depreciation in 2000 or 2001.

Inventories

The Company does not have any inventories.

Patents

Costs incurred in connection with obtaining patents are capitalized and amortized on a straight-line basis over 17 years from the date of issuance of such patent.

There was no amortization in 2000 or 2001.

Long-Lived Assets

The company's long-lived assets consist of patents, that are being amortized on a straight-line basis over 17 years from the date of issuance of such patents, net of amortization, is equal to its current book value. The artworks are recorded at cost. The artworks were reviewed by management for impairment of value in 1998. Management wrote the artworks down to zero based on cash flow and projected cash flow. The artworks had not generated any cash revenues nor were they projected to for the next five years. The company reviewed the patents for impairment of value in 1999. Management wrote the patents down to $0 based on cash flow and projected cash flow.

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

The number of shares used in computing earnings (loss) per common share was 18,831,805 in 2000 and 28,831,805 in 2001.

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


NOTE 2 - INVENTORIES
The company no longer has any interests in undeveloped or developed land or any inventory.

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


NOTE 5 - INCOME TAXES

The provision or benefit for income taxes is based on pretax loss reported In the consolidated financial statements. The tax effect of temporary Differences generating Federal income tax is summarized as follows:

                                             2001        2000         1999
      Tax Benefit at Statutory Rate            $0      $40,649     $386,230
      Surtax Amount    	                   (2,129)      (2,129)     (20,070)
      Valuation Allowance for Benefit
        of Net Operating Loss
        Carryforward Not Recognized
                And Other Items.         (147,178)    (147,178)  (1,135,970)
                                         ---------    ---------  -----------
      Total                                    $0           $0           $0
                                         ---------    ---------  -----------
                                         ---------    ---------  -----------

A reconciliation of the Federal statutory income tax rate to the effective income tax rate based on income before income tax follows:

                                             2001        2000         1999

      Statutory Rate                          35%         35%           35%
      Surtax Amount                           (1)         (1)           (1)
      Decrease in Tax Rate Resulting
      From:
        Net Operating Loss Limitation
        and Other  Items                     (34)        (34)          (34)
                                         ---------    ---------  -----------
                                               0%          0%            0%
                                         ---------    ---------  -----------
                                         ---------    ---------  -----------

The tax net operating loss carryforward at March 31, 1999, 2000 and 2001 was approximately, 8,741,314, $8,888,492 and $9,056,445 respectively, expiring through 2015. The valuation allowance has increased to $621,027 from March 31, 1994 to March 31, 1995, and has increased to $1,214,777 from March 31, 1995 to March 31, 1996. For the March 31,1996 to March 31, 1997, the valuation allowance has increased to $2,286,349. For the March 31, 1997 to March 31, 1998, the valuation allowance has increased $2,336,015. From March 31, 1998 to March 31, 1999, the valuation allowance has increased to $2,722,245. For the March 31, 1999 to March 31, 2000, the valuation allowance has increased to
$3,022,087.   For the March 31, 2000 to March 31, 2001, the valuation allowance has increased to $3,079,191.

                        C.E.C. Industries, Corp. and Subsidiaries
                             (A Development Stage Company)
                              NOTES TO FINANCIAL STATEMENTS


The temporary differences and tax carry forwards which created deferred tax assets and liabilities at March 31,2001 are detailed below:

           Deferred Tax Assets:
           Net Operating Loss            $9,056,445
                                         ----------
           Total Deferred Tax Assets      3,079,191
           Valuation Allowance           (3,079,191)
                                          ---------
           Net Deferred Tax Asset                $0
                                          ---------
                                          ---------

NOTE 6 - RELATED PARTIES

During the year 1996, George Matthews, the former President of the Company received 131,000 shares of common stock, pursuant to an employment contract, in lieu of paid salary in the amount of $65,500. During fiscal 1995, George Matthews, the former President of the Company borrowed $50,000 from the Company, whose loan was paid off during the same fiscal year. George Matthews Received in fiscal 1996, pursuant to an employment contract, a stock bonus of 262,000shares of Rule 144 stock valued at $91,000 and accrued at March 31, 1995. In fiscal 1995, Mr. Matthews also received a $50,000 cash bonus. George Matthews, the former President of the Company borrowed $10,000 from the Company During fiscal 1996. The loan is still outstanding at end of fiscal 1997.

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

During the fourth quarter of fiscal 1995, the Company, through its wholly owned subsidiary, borrowed $35,000 from IGLLC, an affiliate party, which loan was utilized for the financing of the acquisition of a new GMC Suburban vehicle utilized by the President of Moonridge. This note is evidenced by a demand note bearing interest at the rate of 10%. During the fiscal year 1996, the note was assumed by DSM Golf Enterprises, Inc. under the same terms and conditions. Additionally during fiscal 1996, DSM Golf Enterprises, Inc. had advanced other funds in the amount of 164,900 that is due on demand, carries no interest rate,for a total of $199,900.

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

There has been no activity on the note through March 31, 1997 and the note was cancelled in 1999.

NOTE 7 - STOCK OPTIONS

The Company has issued stock options to various directors, officers and employees. The option prices are based on the fair market value of the stock at the date of grant. The Company makes no charge to operations in relation to option grants. The Company's stock option transactions for the years ended March 31, 1997, 1996, and 1995 are summarized as follows:
                                                Number of     Option
                                                 Shares        Price
      Options Outstanding and Exercisable
             at March 31, 1993                   35,000    $1.25-12.50
       Options Canceled in 1994                  (5,000)          5.00
       Options Granted in 1994                1,200,000          1.375
                                              ---------
       Options Outstanding and Exercisable
            at March 31, 1994                 1,230,000     1.25-12.50
       Options Canceled in 1995                  (5,000)         12.50
                                              ---------
       Options Outstanding and Exercisable
            at March 31, 1995                 1,225,000     1.25-12.50
       Options granted in 1996                4,900,000        .20-.50
       Options exercised in 1996               (600,000)          5.00
                                              ---------
       Options Outstanding and Exercisable
            at March 31, 1996                 5,525,000       .50-5.00

      Options exercised in 1997                       0
                                              ---------
       Options Outstanding and Exercisable
            at March 31, 1997                 5,525,000       .50-5.00
                                              ---------
                                              ---------
        Options Outstanding and Exercisable
          at March 31, 1998, 1999, 2000 and 2001      0

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

In a lawsuit subsequent to the date of the financial statements, a judgment was entered in United States District Court, District of Utah, Central Division, against C.E.C. Industries, Inc. in favor of George A. Matthews, Jr. A form President and Director of C.E.C Industries. The judgment was for the amount of $207,306.93. The company has filed an appeal with the United States Court of Appeals for the Tenth Circuit. The company has been unable to post a bond.

As of the date hereof, the Company is not aware of any other material legal proceedings, pending or contemplated, to which the Company is, or would be, a party of which any of its property is, or would be the subject.

The Company leased 2,622 sq. ft. of office space for its executive offices at 23 Cactus Garden Drive, F-60, Green Valley, Nevada. This lease was canceled in July 1997. The company currently does not have any lease or rental agreements. Lease expense for the years ended March 31, 2001, March 31, 2000 and March 31, 1998, was $0 $16,654 and $55,090, respectively.

                        C.E.C. Industries, Corp. and Subsidiaries
                             (A Development Stage Company)
                              NOTES TO FINANCIAL STATEMENTS

NOTE 10 - SEGMENT INFORMATION AND MAJOR CUSTOMERS

Segment Information for Fiscal 2001

                    CEC               CEI                   Other      Total
                    Real Estate       Oil
                    Development    Royalties

Revenue                 $0           $10,305                   $0           $0

Income/Loss             (0)           10,305              178,258     (167,953)

Identifiable
  Assets                 0           116,415                1,312      121,954

Amortization             0                 0                    0            0

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

NOTE 12 - NOTES PAYABLE & LINES OF CREDIT

On February 4, 1994, the Company purchased approximately 23.91 acres of undeveloped land in Las Vegas, Nevada, for $3,327,158 which included three separate parcels; 15.24 acres, 1.39 acres and 7.28 acres. At the same time, the Company borrowed $1,800,000 utilizing the approximate 23.91 acres as collateral for the loan from National Investors Corp. et al (Lender), to meet the down payment, closing costs of $904,692, and providing a balance for development proceeds. The annual interest rate is 12.5% payable monthly. As additional consideration, the Company issued 600,000 shares of preferred stock (Note 13). The note for $1,800,000 was initially due on February 4, 1995, however, it was subsequently extended to February 4, 1996 after payment of extension fees and late fees of $50,000 in fiscal 1995, with an additional $150,000 being added to principal in fiscal 1996 as part of the agreement to renew to the note, adjusting the principal to $2,000,000. Further, pursuant to the terms of the note, the Company is obligated to pay principal payments of $150,000 per month until a total of $800,000 is paid as principal reduction on the total loan amount. The note further provides that in the event that payments are not paid when due, the Company incurs a late charge of 10%.
On May 10, 1996, the Lender agreed to add to the note all accrued interest and extension fees through May 10, 1996, in the amount of $236,905, bringing the total note balance to $2,365,051. Additionally, the Company, as part of this agreement, conveyed the 7.28 acre and the 1.39 acre tracts to the Lender in satisfaction of $935,185 principal, reducing the outstanding balance to $1,433,866, plus an additional extension fee of $71,693 or $1,505,559. The Lender further agreed to a six month extension to October 20, 1996. On October 20,1996, the Lender agreed to an additional extension to April 20, 1996, adding an extension fee to the note in the amount of $71,693 bringing the balance to $1,577,252. On December 6, 1996, the Company exchanged the 15.24 acre tract in full satisfaction of the note in the amount of $1,577,252, plus interest of $96,098 or $1,673,350 for 139,824 shares of common stock of Synfuels Technologies, Inc. The Company was released from any further liability on the note. (See Note 3)

                        C.E.C. Industries, Corp. and Subsidiaries
                             (A Development Stage Company)
                              NOTES TO FINANCIAL STATEMENTS

On March 31, 1995, the Company executed a construction loan agreement for $3,000,000 with Bank of America, which loan is collateralized by 7.28 acres of property owned by the Company. The proceeds of the loan are being utilized for the construction of a mini-storage project. At year end 1995 there was a balance due of $573,318. The principal balance of the mini-storage loan bears interest at the per annum rate of interest publicly announced from time to time by Bank of America National Trust and Savings Association in San Francisco, California, plus one and one-half percentage (1.5%) points. The mini-storage loan converts from a construction loan to a permanent loan upon
completion of construction and upon     reaching certain debt coverage ratio
requirements. In the event the company does not meet the debt coverage ratio, the Bank of America may elect, in its sole discretion, to either refuse to convert the loan indebtedness to permanent loan indebtedness, or to permit the conversion of such lesser amount of the loan as will cause the debt coverage ratio to comply. with the minimum debt coverage ratio. As of March 31, 1996, the loan was in default. On May 10, 1996, the Company conveyed this note to National Investor Corp., et al as part of the consideration in the transfer of the 7.28 acre tract. The Company was released from any further liability on the note. On April 20, 1994, the Company purchased approximately 2.20 acres of undeveloped land in Las Vegas, Nevada for $200,000. The Company paid $100,00 cash and the seller carried a note for $100,000 with interest in the amount of 8%, collateralized by the 2.20 acres, principal and interest all being due by April 20, 1995. On June 28, 1995, the Company paid the $100,000 note in full and borrowed $150,000, the balance at March 31, 1996, with interest in the amount of 14%, collateralized by the 2.20 acres, principal and interest all being due June 28, 1996. During fiscal 1997 the real estate was exchanged as part of the December 6, 1996 transaction and the note was paid in full. The Company, during fiscal year 1995, executed an agreement with Pioneer Citizens Bank for an initial line of credit for $500,000 with a compensating balance in the form of a certificate of deposit. As of March 31, 1995, the Pioneer Citizens Bank line of credit was increased to $1,000,000 with a compensating balance in the form of certificates of deposit in the sum of $1,000,000. Interest on the line of credit is 4.5% per annum. The Company has drawn $825,000 down on the line of credit as of March 31, 1995. During the fiscal year 1996 the Company drew down the balance of the $1,000,000 line of credit. During February, 1996, the Company paid down the line of credit to $500,000, leaving a balance as of March 31, 1996 of $500,000. The balance of the line of credit was paid off in May, 1996.

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

The shares are issued pursuant to an earn-out provision. At this time the preferred shares have not been issued to Lauri Doll Gladstone. Results of operations from Sterling Travel have been accounted for the period starting with March 1, 1995 and ending with fiscal year end 1995. The acquisition was accounted for utilizing the purchase method of accounting. During 1996, the Company rescinded the purchase agreement with Sterling Travel for non-performance on the agreement. (See Note 13)

On June 7, 1995, the Company acquired a 24.5% limited partnership interest in Victory Villages Ltd. III that is constructing a 320 unit apartment project generally known as Victory Village, in exchange for 1,200,000 shares of Rule 144 stock in the Company valued at $300,000. The shares are restricted from resale for a period of two years, and 720,000 of the shares are subject to a voting agreement wherein the Company directors vote the shares. On June 10, 1995, an Amended and Restated Limited Partnership Agreement of Victory Village Ltd. III Limited Partnership was executed with Moonridge Development Corp., a wholly owned subsidiary of the Company, in which Moonridge Development Corp. became the 24.5% Limited Partner. On May 31, 1996, an assignment was made to the Company for the 24.5% Limit Partner interest in Victory Village Associates, LTD III as part of the sale of Moonridge Development Corp.

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

On May 16, 1996, the Company sold Moonridge Development Corp. at book value.
No Revenues or expenses were included in the consolidated financial statements for the year ended March 31, 1998, March 31, 2000 and March 31, 2001. The statements of operations for the years ended March 31, 1996 and 1995 have been restated to reflect the net losses of $312,510 and $17,170, respectively. Gross revenues for the years ended March 31, 1996 and 1995, were $1,187,207 and $0. The Company reflected a gain on the transaction of $390,796. The following is a condensed balance sheet of Moonridge Development Corp. as of March 31, 1996:

    Condensed Balance Sheet

    Current Assets                                   $533,869
    Equipment, Net                                     23,819
    Other Assets                                      557,015
                                                    ---------
    Total Assets                                    1,114,703
                                                    ---------
                                                    ---------

    Current Liabilities                             1,424,498
    Common Stock                                       20,000
    Deficit                                         (329,795)
                                                   ----------
    Total Liabilities and Capital                  $1,114,703
                                                    ---------
                                                    ---------

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

    Condensed Balance Sheet            June 30, 1996        December 31, 1996

    Current Assets           	          $  201,459             $210,161
       Equipment, Net                      253,455              200,428
                                        ----------            ---------
    Total Assets                           454,914              410,589
                                        ----------            ---------
                                        ----------            ---------

    Liabilities                            509,051              490,559
    Common Stock                            14,350               14,350
    Deficit                                (68,487)             (94,320)
                                        ----------            ---------
    Total Liabilities and Capital         $454,914             $410,589
                                        ----------            ---------
                                        ----------            ---------

    Condensed Statement of Operations

    Gross Revenues                        $834,208            $1,166,573
    Expenses                               858,310             1,216,508
                                        ----------            ---------
    Net Operating Loss             $(24,102)           $(49,935)
                                        ----------            ---------
                                        ----------            ---------

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

NOTE 16-OTHER ITEMS

In July of 1998, the company reached an agreement to exchange its interest in Victory Village, Ltd. III Limited Partnership, as part of this transaction the company wrote off Notes Receivable from Related Parties in the amount of $163,000and Accounts Receivable-Related Parties in the amount of $220,635.00.

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