Form 10-Q
period 2001-06-30
CEC INDUSTRIES CORP
filed 2002-06-14
CIK 54175

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                       FORM 10-Q
                        Quarterly Report Under Section 13 or 15(d)
                          of the Securities Exchange Act of 1934.

             For the quarter ended June 30, 2001 Commission file number 0-16734

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

As of June 30, 2001, there were 40,831,805 shares of common stock outstanding.

                                   INDEX


PART I - FINANCIAL INFORMATION                                         Page No.

     Item 1.   Financial Statements

          Balance Sheet as at June 30, 2001 and March 31, 2001              3-4

          Statement of Operations for the quarters
            ended June 30, 2001 and 2000                                      5

          Statement of Cash Flows for the quarters
            Ended June 30, 2001 and 2000                                      6

          Notes to Financial Statements                                       7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation                   8


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                              8

     Item 2.   Changes in Securities                                          8

     Item 3.   Defaults by the Company upon its Senior Securities             8

     Item 4.   Submission of Matter to a Vote of Security Holders             8

     Item 5.   Other Information                                              8

     Item 6.   Exhibits and Reports of Form 8-K                               8

     SIGNATURES                                                               8

                                       Page Two

                             PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                             C.E.C. Industries Corp.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                      AS AT
                        June 30, 2001 and March 31, 2001

                                               March 31, 2001     June 30, 2001
     ASSETS

CURRENT ASSETS
Cash                                                1,312.00             44.00
                                               -------------      ------------
Total Current Assets                                1,312.00             44.00


OTHER ASSETS
Oil & Gas Interests                               116,415.00        116,415.00
                                               -------------      ------------
TOTAL OTHER ASSETS                                116,415.00        116,415.00


TOTAL ASSETS                                     $117,727.00       $116,459.00
                                                 ===========       ===========

                                  -UNAUDITED-
                                  Page Three

                             C.E.C. Industries Corp.
                          (A Development Stage Company)
                                 BALANCE SHEET
                                     AS AT
                         June 30, 2001 and March 31, 2001

                                               March 31, 2001     June 30, 2001
     LIABILITIES & EQUITY
CURRENT LIABILITIES
Accounts Payable                                 $764,946.00       $764,946.00
                                               -------------      ------------
Total Current Liabilities                         764,946.00        764,946.00

OTHER LIABILITIES
Judgement                                         207,306.00        207,306.00
                                               -------------      ------------
Total Other Liabilities                           207,306.00        207,306.00
                                               -------------      ------------
Total Liabilities                                 972,252.00        972,252.00

     EQUITY
Common Stock, $0.001 par value, authorized
50,000,000 shares;                              2,039,090.00      2,039,090.00
  issued and outstanding at March 31, 2001,
40,831,805 common shares ;
  issued and outstanding at June 30, 2001,
 40,831,805 shares

Preferred Stock, $0.001 par value, authorized
100,000,000 shares; issued at March 31, 2001
and June 30, 2001 0 shares                              0.00              0.00

Additional Paid in Capital                      6,162,830.00      6,162,830.00
Retained Earnings (Deficit accumulated during
development stage)                             (9,056,445.00)    (9,057,713.00)
                                               --------------    --------------
Total Stockholders' Equity                       (854,525.00)      (855,793.00)
                                               --------------    --------------
     TOTAL LIABILITIES & OWNER'S EQUITY          $117,727.00       $116,459.00
                                               ==============    ==============

                                  -UNAUDITED-
                                   Page Four

                             C.E,C. Industries Corp.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                 FOR THE QUARTERS
                       ended June 30, 2001 and June 30, 2000

                                                June 30, 2001     June 30, 2000
REVENUE
Royalty Income                                         893.00         3,919.00

    COSTS AND EXPENSES
General and Administrative                           2,161.00         5,062.00
Legal & Professional Expenses                            0.00         5,000.00

        Total Costs and Expenses                     2,161.00        10,062.00
                                                --------------     ------------
                Net Income or (Loss)                (1,268.00)       (6,143.00)
                                                ==============     ============

Basic earnings per share number
of common shares outstanding                        40,831,805       18,831,805


    Net Loss
    Per Share                                              nil              nil

                                  -UNAUDITED-
                                   Page Five

                             C.E.C. Industries Corp.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                FOR THE QUARTERS
                        ended June 30, 2001 and June 30, 2000


                                                June 30, 2001     June 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net  Income or (Loss)                              (1,268.00)        (6,143.00)
Temporary Decrease in Trading Securities                0.00              0.00
Adjustments to Reconcile Net Loss to Net
Cash used in Operating Activities
Non cash transaction- shares issued for services        0.00              0.00
(Increase) Decrease in Other Assets                     0.00          1,084.00
Increase/(Decrease) in accounts payable                 0.00          7,600.00
Net change in cash from operations                 (1,268.00)         2,541.00

CASH FLOWS FROM INVESTING ACTIVITIES

Net change in cash from investment activities           0.00              0.00

CASH FLOWS FROM FINANCING ACTIVITIES


Net cash provided by financing activities               0.00              0.00

Balance at beginning of period                      1,312.00            476.00
Net increase (decrease) in cash                    (1,268.00)         2,541.00
Balance at end of period                               44.00          3,017.00

                                  -UNAUDITED-
                                   Page Six

                             C.E.C. INDUSTRIES CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1. Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001, the results of operation for the three months ended June 30, 2001 and 2000 and the cash flows for the three months ended June 30, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2001 Annual Report on Form 10-K.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statement be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 2001 Annual Report on Form 10-K.
                                 Page Seven

                             C.E.C. INDUSTRIES CORP.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Royalty income for the quarter ended June 30, 2001 were $893 compared to royalty income for the quarter ended June 30, 2000 of $3,919. All revenues in the quarter were from oil royalties.

Selling, General and Administrative Expenses increased from $-5062- in 2000 to $2161- in 2001 due to the company's inactivity. Legal expenses decreased to $-0- in 2001 from $5,000 in 2000. Interest expenses were $-0- in 2000 and $0 in 2001 due to reduction in debt during previous years.


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

                                  Page Eight