Form 10-Q
period 2001-12-31
CEC INDUSTRIES CORP
filed 2002-06-14
CIK 54175

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-Q
                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934.

       for the quarter ended December 31, 2001 Commission file number 0-16734

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

As of December 31, 2001, there were 40,831,805 shares of common stock outstanding.

                                   INDEX

PART I - FINANCIAL INFORMATION                                   Page No.

     Item 1.   Financial Statements

          Balance Sheet as of December 31, 2001 and
            March 31, 2001                                         3-4

          Statement of Operations for the quarter
            ended December 31, 2001 and 2000                         5

          Statement of Cash Flows for the quarters ended
            December 31, 2001 and 2000                               6

          Notes to Financial Statements                              7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation          8

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                     8

     Item 2.   Changes in Securities                                 8

     Item 3.   Defaults by the Company upon its
               Senior Securities                                     8

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                      8

     Item 5.   Other Information                                     8

     Item 6.   Exhibits and Reports of Form 8-K                      8

     SIGNATURES                                                      8
                                   Page Two

                              PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                                 C.E.C. Industries Corp.
                                (A Development Stage Company)
                                        BALANCE SHEET
                                            AS AT
                            December 31, 2001 and March 31, 2001

                                          March 31, 2001    December 31, 2001
     ASSETS

CURRENT ASSETS
Cash                                           1,312.00              376.00
                                              -----------         -----------
Total Current Assets                           1,312.00              376.00

OTHER ASSETS
Oil & Gas Interests                          116,415.00          116,415.00
                                            -----------         -----------
TOTAL OTHER ASSETS                           116,415.00          116,415.00

TOTAL ASSETS                                $117,727.00         $116,791.00
                                            -----------         -----------
                                            -----------         -----------

                                       -UNAUDITED-
                                        Page Three

                                 C.E.C. Industries Corp.
                                (A Development Stage Company)
                                        BALANCE SHEET
                                            AS AT
                            December 31, 2001 and March 31, 2001

                                      LIABILITIES & EQUITY

                                         March 31, 2001    December 31, 2001
CURRENT LIABILITIES
Accounts Payable                            $764,946.00         $767,146.00
                                           ------------        ------------
Total Current Liabilities                   $764,946.00         $767,146.00
O
THER LIABILITIES
Judgement                                    207,306.00          207,306.00
                                            -----------         -----------
Total Other Liabilities                      207,306.00          207,306.00
                                           ------------        ------------
Total Liabilities                            972,252.00          974,452.00

EQUITY
Common Stock, $0.001 par value,
authorized 50,000,000 shares;              2,039,090.00        2,039,090.00
  issued and outstanding at March 31,
  2001,40,831,805 common shares;
  issued and outstanding at December
  31, 2001,40,831,805 shares

Preferred Stock, $0.001 par value,
Authorized 100,000,000 shares; issued
at March 31, 2001 and December 31,2001
0 shares                                           0.00                0.00

Additional Paid in Capital                 6,162,830.00        6,162,830.00
Retained Earnings (Deficit accumulated
During development stage)                 (9,056,445.00)      (9,059,581.00)
                                           ------------        ------------
Total Stockholders' Equity                  (854,525.00)        (857,661.00)
                                           ------------        ------------
TOTAL LIABILITIES & OWNER'S EQUITY          $117,727.00         $116,791.00
                                           ------------        ------------
                                           ------------        ------------

                                -UNAUDITED-
                                        Page Four

                                 C.E.C. Industries Corp.
                                (A Development Stage Company)
                                   STATEMENT OF OPERATIONS
                                    FOR THE QUARTERS ENDED
                          ending December 31, 2001 and December 31, 2000

      REVENUE                        December 31, 2001    December 31, 2000
Royalty Income                               382.00                595.00
     COSTS AND EXPENSES
General and Administrative                 2,245.00                577.00
Consulting                                     0.00            100,000.00

          Total Costs and Expenses         2,245.00            100,577.00
                                       ------------          ------------
               Net Income or (Loss)       (1,863.00)           (99,982.00)
                                       ------------          ------------
                                       ------------          ------------

Basic earnings per share number of
Common shares outstanding                40,831,805            25,498,472

    Net Loss Per Share                          nil                   nil

                                -UNAUDITED-
                                        Page Five

                                 C.E.C. Industries Corp.
                                (A Development Stage Company)
                                   STATEMENT OF CASH FLOWS
                                        FOR PERIOD
                                    FOR THE QUARTERS ENDED
                       ending December 31, 2001 and December 31, 2000

                                     December 31, 2001    December 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net  Income or (Loss)                     (1,863.00)           (99,982.00)
Write off of Marketable Securities             0.00                  0.00
Adjustments to Reconcile Net Loss to
Net Cash used in Operating Activities
Non cash transaction- shares issued for
services                                       0.00            100,000.00
(Increase) Decrease in Other Assets            0.00                  0.00
Increase/(Decrease) in accounts payable    2,200.00                  0.00
Net change in cash from operations           337.00                 18.00

CASH FLOWS FROM INVESTING ACTIVITIES

Net change in cash from investment
Activities                                     0.00                  0.00

CASH FLOWS FROM FINANCING ACTIVITIES

          Net cash provided by financing
          Activities                           0.00                  0.00

       Balance at beginning of
       Period                                 40.00                306.00
       Net increase (decrease) in cash       337.00                 18.00
       Balance at end of period              377.00                324.00

                                      -UNAUDITED-
                                        Page Six

                           C.E.C. INDUSTRIES CORP.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared In accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 2001, the results of operation for the three months ended December 31, 2001 and 2000 and the cash flows for the three months ended December 31, 2001 and 2000.
These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2001 Annual Report on Form 10-K.

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

                                     Page Seven

                       C.E.C. INDUSTRIES CORP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Royalty income for the quarter ended December 31, 2001 was $382 compared to royalty income for the quarter ended December 31, 2000 of $595.

Selling, General and Administrative Expenses increased from $$577 in 2000 to $2245 in 2001. Consulting expenses decreased from $100,000 in 2000 to $-0-in 2001.
                         PART II - OTHER INFORMATION

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