Form 10-K
period 2002-03-31
CEC INDUSTRIES CORP
filed 2002-06-14
CIK 54175

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                    FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                           SECURITIES EXCHANGE ACT OF 1934

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended: March 31, 2002

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

     The aggregate market value (the average bid and asked prices) of the voting stock held by non-affiliates of the registrant on March 31, 2002, was approximately
$376,636.  The number of shares of Common Stock, $0.05
par value, outstanding on March 31, 2001, was 40,831,805 shares, held by approximately 17,832 shareholders.

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

(b) Information About Industry Segments.

     The Company is currently not engaged in a primary business and is seeking an acquisition or merger candidate.

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

                         2002                2001
                    High      Low       High      Low

     1st Quarter     .025     .075       $.065   $.035
     2nd Quarter     .01      .003        .04     .03
     3rd Quarter     .025     .01         .06     .01
     4th Quarter     .08      .01         .03     .01

     No  dividend  was  declared or paid by the
Company  during fiscal year  2001 or 2000.  A decision to
pay dividends  in  the future  will depend upon the
Company's profitability,  need  for liquidity   and  other
financial  considerations.    There  are approximately 1762
shareholders of the 40,831,805 outstanding shares, as of March 31, 2001.

ITEM 6.   SELECTED FINANCIAL DATA

                             2002           2001           2000            1999
Revenue from continuing
   operations                $1,721         $10,305        $5,253         $23,895

Revenue from discontinued
    operations               0              0               0              0

Net income (loss) from
   continuing operations     $5,536         $(167,953)     $(147,178)     $(1,135,970)

Net gain/ loss from
   Discontinued operations   0              0              0              0

Gain/loss per common share:
   Continuing operations     (.00)         (.01)           (.01)         (.06)
   Discontinued operations   0.00           0.00            0.00         0.00

Total Assets                 $116,891       $117,727       $121,953       $940,267

Long term obligations        0              0              0              0

Cash dividends per
     common share            0              0              0              0


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

Liquidity and Capital Resources

     Cash requirements of C.E.C. have been met by funds provided from (a) royalty income and borrowing. The ratio of current assets to current liabilities at March 31, 2001 was ..15 to 1 compared to 1.7 to 1 at March 31, 2000.

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


Significant Customers

     The Company had no principal customer.

Borrowing Activities

During the past three years, the Company's operations and investing activities have been financed extensively from borrowings. Borrowings have been approximately $23,727, $145,521 and $323,609 and $207,000 in fiscal years
2001, 2000 and 1999, respectively.

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


Results of Operations

Fiscal Year 2002 Compared to Fiscal Year 2001

     Revenues. The Company's revenues decrease from  $10,305
in 2001 to $1,721 in 2002.

     Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses decrease from $10,758 in 2001 to $7,257 in 2001, a increase of $3,501. Selling,
General and Administrative Expenses (S,G&A) net decreases were primarily attributable to inactivity of the company, directors fees and expenses were $0 2001 and $0 in 2002, research and development was $0 in 2001 and $0 in 2002, consulting expenses were $140,000 in 2001 and $0 in 2002, legal expenses decreased from $27,500 in 2001 to $0 in 2002 a decrease of $27,500. The decrease in expenses resulted from the company's inactivity.

     Interest Expense. Interest expense for the Company was from $0 in 2001 to $0 in 2002. Other Income and Expense. Other income and expense for the Company was from $0 in 2001 and $0 in 2002.

     Gain or Loss on Sale of Assets. There was no gain or loss on sale of assets for the Company in 2001 or 2002.

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

Fiscal Year 2001 Compared to Fiscal Year 2000

     Revenues. The Company's revenues increased from $5,253 in 2000 to $10,305 in 2001.

     Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses increased from $8,584 in 2000 to $10,758 in 2001, an increase of $2,174. Selling, General and Administrative Expenses (S,G&A) net increases were primarily attributable to inactivity of the company, directors fees and expenses were $0 in 2000 and $0 in 2001, research and development was $0 in 2000 and $0 in 2001, consulting expenses were $0 in 2000 and $140,000 in 2001, legal from $43,847 in 2000 to 27,500 in 2001 a decrease of $16,,347, and other selling, general and administrative expenses from $0 in 2000 to $0 in 2001. The increase in consulting expenses resulted from management's attempts to obtain financing and the continuing search for acquisition candidate.

     Interest Expense. Interest expense for the Company was from $0 in 2000 to $0 in 2001.

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

ITEM 11.  EXECUTIVE COMPENSATION

     The Compensation which the Company paid to the President for services in all capacities and for the fiscal years indicated, was as follows:


Name and Principal Position             Year    Salary              Other

Brian Dvorak                            2002    $0

Brian Dvorak                            2001    $0

Brian Dvorak                            2000    $0

Marie Levine, President                 1999    $0

Gerald H.  Levine, President            1998    $0

Gerald H.  Levine, President            1997    $102,000(1)

Gerald H.  Levine, President            1996    $0

George Matthews, President              1996    $156,500

Richard Cope, President                 1996    $0

Ronald J.  Robinson, President          1995    $100,000

Donald J.  Stoecklein, Secretary        1995    $100,000

Ronald G.  Stoecklein, Treasurer        1995    $100,000

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


ITEM  14. EXHIBITS, FINANCIAL STATEMENT
          SCHEDULES AND REPORTS ON
          FORM 8-K

    None.

(a) Documents filed as part of this Report

     1. Financial Statements:

     Independent Auditors' Report                               F-1
     Consolidated Balance Sheets at March 31, 2001 & 2000       F-2 & F-3
     Consolidated Statements of Operations for the years ended
          March 31, 2001, 2000                                  F-4
     Consolidated Statements of Stockholders' Equity for the
          years ended March 31, 2001, 2000                      F-5 & F-6
     Consolidated Statements of Cash Flows for the years ended
          March 31, 2001, 2000                                  F-7
     Notes to Consolidated Financial Statements                 F-8 to F-22

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

C.E.C. INDUSTRIES CORP.

By:  /s/ Brian Dvorak                 Dated:  June 4, 2002
     ---------------------
     Brian Dvorak, President

          C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)

                    FINANCIAL STATEMENTS
                     March 31, 2002
                          and
                     March 31, 2001

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

STATEMENT OF OPERATIONS                                    F-4

STATEMENT OF STOCKHOLDERS' EQUITY                          F-5 - F-6

STATEMENT OF CASH FLOWS                                    F-7

NOTES TO FINANCIAL STATEMENTS                              F-8 - F-22

                            INDEPENDENT AUDITORS' REPORT

Board of Directors                           April 5, 2002
C.E.C. Industries Corporation (the Company)
Las Vegas, Nevada 89120

      I have audited the Balance Sheet of C.E.C. Industries Corporation, as of March 31, 2002 and March 31, 2001, and the related Statements of Operations, Stockholders' Equity and Cash Flows for the years ending March 31, 2002 and March 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

      In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C.E.C. Industries Corporation, as of March 31, 2002, and March 31, 2001, and the results of its operations and cash flows for the period in conformity with generally accepted accounting principles.

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




/s/ James E. Slayton
- ---------------------------
James E. Slayton, CPA

          C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)
                      BALANCE SHEET
                          AS AT

                          ASSETS


 ASSETS                           March 31         March 31
                                    2002             2001

CURRENT ASSETS
Cash                                  476.00         1,312.00
                                -------------    -------------
Total Current Assets                  476.00         1,312.00

OTHER ASSETS
Oil & Gas Interests               116,415.00       116,415.00
                                -------------    -------------
Total Other Assets                116,415.00       116,415.00
                                -------------    -------------
TOTAL ASSETS                      116,891.00       117,727.00
                                -------------    -------------
                                -------------    -------------



                 See accompanying notes to financial statements
                                     F-2

          C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)
                      BALANCE SHEET
                           AS AT

                   LIABILITIES & EQUITY

                                                 March 31,        March 31,
                                                    2002            2001

CURRENT LIABILITES
Accounts Payable                                   769,646.00       764,946.00
Bank Overdraft                                           0.00             0.00
Payroll Taxes Payable                                    0.00             0.00
                                                 -------------    -------------
Total Current Liabilities                          769,646.00       764,946.00

OTHER LIABILITIES
Judgement                                          207,306.00       207,306.00
                                                 -------------    -------------
Total Other Liabilities                            207,306.00       207,306.00

                                                 -------------    -------------
Total Liabilities                                  976,952.00       972,252.00

   EQUITY
Common Stock, $0.05 par value, shares: authorized, 886,940.00       886,840.00
50,000,000 shares, issued and outstanding at
March 31, 2002, 40,831,805 shares and
40,831,805 shares in at March 31, 2001
Additional Paid in Capital                       6,162,830.00     6,162,830.00
Converible Preferred stock, $0.001 par value,
shares authorised, 100,000,000 shares, issued
and outstanding 0 shares in 2001 and
0 shares in 2000                                         0.00             0.00
Retained Earnings
(Deficit accumulated during development state)  (9,061,981.00)   (9,056,445.00)
                                                 -------------    -------------
Total Stockholders' Equity                        (860,061.00)     (854,525.00)
                                                 -------------    -------------
   TOTAL LIABILITIES & OWNER'S EQUITY             $116,891.00      $117,727.00
                                                 -------------    -------------
                                                 -------------    -------------


                 See accompanying notes to financial statements
                                     F-3

           C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF OPERATIONS
                     FOR PERIODS ENDING
                March 31, 2002 and March 31, 2001


                                                 March 31,        March 31,
                                                    2002            2001

   REVENUE
Sales
Royalty Income                                       1,721.00        10,305.00

   COSTS AND EXPENSES
Selling, General and Administrative                  7,257.00        10,758.00
Legal Expenses                                           0.00        27,500.00
Consulting Expense                                       0.00       140,000.00
                                                 -------------    -------------
     Total Costs and Expenses                        7,257.00       178,258.00
                                                 -------------    -------------
          Net Ordinary Income or (Loss)             (5,536.00)     (167,953.00)
                                                 -------------    -------------
                                                 -------------    -------------
Weighted average
number of common
shares outstanding                                 40,831,805       28,831,805


  Net Loss Per Share                                     0.00            (0.01)


                 See accompanying notes to financial statements
                                     F-4

            C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        FOR YEARS ENDED March 31, 2002 and March 31, 2001


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


                                                                                    Deficit
                                                                                accumulated
                  Preferred                   Common               Additional        during    Treasury                    Total
                      Stock                    Stock                  paid-in   development       Stock             Stockholder's
                     Shares      Amount       Shares     Amount       capital         stage       shares      Amount      Equity
               ------------  ----------  -----------  ---------  ------------  ------------  -----------  ----------  ----------

Dividends Paid on
Preferred Stock                                                                   (165,372)                            (165,372)
               ------------  ----------  -----------  ---------  ------------  ------------  -----------  ----------  ----------
Balance at
March 31,1997   10,663,041     $10,663   17,736,795   $886,840    $7,084,580   ($8,674,167)           0          $0   ($692,084)

Prior Period
Adjustment                                                                      $1,399,933                           $1,399,933

Net(Loss) for
year ended 03/31/1998                                                            ($331,110)                            (331,110)
               ------------  ----------  -----------  ---------  ------------  ------------  -----------  ----------  ----------
Balance at
March 31,1998   10,663,041     $10,663   17,736,795   $886,840    $7,084,580    (7,605,344)           0          $0     376,739)

Preferred Stock
canceled       (10,663,041)    (10,663)                                                                                 (10,663)

Issued for cancellation of
$10,000 in debt                              50,000      2,500         7,500                                             10,000

Issued for cancellation of
$60,000 in debt                             550,000     27,500        22,500                                             50,000

Issued for legal services                   250,000     12,500         7,500                                             20,000

Issued for  cancellation of $7500
in debt                                      95,010      4,750         2,750                                              7,500

Net (loss) for
year ended
03/31/99                                                                        (1,135,970)                          (1,135,970)
               ------------  ----------  -----------  ---------  ------------  ------------  -----------  ----------  ----------
Balance at
March 31,1999            0           0   18,731,805   $934,090    $7,124,830   ($8,741,314)           0          $0   ($682,394)

Issued for $3,000 in
legal services                              100,000      5,000        (2,000)                                             3,000

Net (loss) for year ended for
year ended 03/31/2000                                                             (147,178)                            (147,178)

Balance at
March 31, 2000           0           0   18,831,805   $939,090    $7,122,830   ($8,888,492)           0          $0   ($826,572)
               ------------  ----------  -----------  ---------  ------------  ------------  -----------  ----------  ----------
Issued for consulting
services in
September 2000                            2,000,000    100,000       (60,000)                                            40,000

Issued for consulting
services in
October 2000                             20,000,000  1,000,000      (900,000)                                           100,000

Net (loss) for year ended for
year ended 03/31/2001                                                             (167,953)                            (167,953)

Balance at
March 31, 2001           0           0   40,831,805  2,039,090     6,162,830    (9,056,445)           0          $0    (854,525)
               ------------  ----------  -----------  ---------  ------------  ------------  -----------  ----------  ----------
Net (loss) for year ended for
year ended 03/31/2002                                                               (5,536)                              (5,536)

Balance at
March 31, 2002           0           0   40,831,805  2,039,090     6,162,830    (9,061,981)           0           0    (860,061)
               ------------  ----------  -----------  ---------  ------------  ------------  -----------  ----------  ----------
               ------------  ----------  -----------  ---------  ------------  ------------  -----------  ----------  ----------


                 See accompanying notes to financial statements

            C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)
             CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE YEARS ENDED



                                                    March 31, 2002     March 31, 2001
                                                    --------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss) from operations                                 (5,536)          (167,953)
Adjustments to reconcile net income or loss
to net cash used in operation activities
Services rendered for Stock                                                  140,000
Increase (Decrease) in Current Assets                                          1,050
Increase (Decrease) in Other Assets                                            4,012
Increase (Decrease) in Accounts Payable                     4,700             23,727
Increase (Decrease) in Other Liabilities                                           0
Increase (Decrease) in Payroll Taxes
Increase (Decrease) in Accrued Liabilities
                                                    --------------     --------------
Total Adjustments                                           4,700            168,789
                                                    --------------     --------------
     Net Cash provided by Operating Activities               (836)               836

                                                    --------------     --------------
     Net Cash used by investing activities                      0                  0

CASH FLOWS FROM FINANCING ACTIVITIES
Cancellation of Preferred Equity                                0                  0
Preferred Dividends Paid
                                                    --------------     --------------
      Net cash provided by financing activities                 0                  0
                                                    --------------     --------------
      Net increase (decrease) in cash
      and cash equivalents                                   (836)               836
      Cash and cash equivalents at
      beginning of year                                     1,312                476
                                                    --------------     --------------
      Cash and Cash Equivalents at End of Year                476              1,312
                                                    --------------     --------------
                                                    --------------     --------------
Income Taxes                                                   $0                 $0
                                                    --------------     --------------
                                                    --------------     --------------


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

There was no depreciation in 2001 or 2002.

Inventories

The Company does not currently have any inventories.

Patents

Costs incurred in connection with obtaining patents are capitalized and amortized on a straight-line basis over 17 years from the date of issuance of such patent.

There was no amortization in 2001 or 2002.

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

The number of shares used in computing earnings (loss) per common share was 28,831,805 in 2001 and 40,831,805 in 2002.

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

            C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)
                NOTES TO FINANCIAL STATEMENTS


NOTE 5 - INCOME TAXES

The provision or benefit for income taxes is based on pretax loss reported in the consolidated financial statements. The tax effect of temporary differences generating Federal income tax is summarized as follows:

                                            2002        2001          2000

      Tax Benefit at Statutory Rate          $830       $48752      $40,649
      Surtax Amount                           -0-       (2,555)      (2,129)
      Valuation Allowance for Benefit
        of Net Operating Loss
        Carryforward Not Recognized
                And Other Items.            (5,536)    (167,953)   (147,178)
                                         ----------  ------------  ---------
      Total                                     $0            $0          $0
                                         ----------  ------------  ---------
                                         ----------  ------------  ---------

A reconciliation of the Federal statutory income tax rate to the effective income tax rate based on income before income tax follows:
                                            2002        2001          2000

      Statutory Rate                         35%         35%           35%
      Surtax Amount                          (1)         (1)           (1)
      Decrease in Tax Rate Resulting
      From:
        Net Operating Loss Limitation
        and Other  Items                     (34)        (34)          (34)
                                        ----------  ------------  ----------
                                              0%          0%           0%
                                        ----------  ------------  ----------
                                        ----------  ------------  ----------

The tax net operating loss carry forward at March 31, 1999, 2000 and 2001 was approximately, 8,741,314, $8,888,492 and $9,056,445 respectively, expiring through 2013. The valuation allowance has increased to $621,027 from March 31, 1994 to March 31, 1995, and has increased to $1,214,777 from March 31, 1995 to March 31, 1996. For the March 31,1996 to March 31,
1997, the valuation allowance has increased to $2,286,349. For the March 31, 1997 to March 31, 1998, the valuation allowance has increased $2,336,015. From March 31, 1998 to March 31, 1999, the valuation allowance has increased to $2,722,245. For the March 31, 1999 to March 31, 2000, the valuation allowance has increased to $3,022,087. For the March 31, 2001 to March 31, 2002, the valuation allowance has increased to $3,079,191.

            C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)
                NOTES TO FINANCIAL STATEMENTS


The temporary differences and tax carry forwards which created deferred tax assets and liabilities at March 31, 2002 are detailed below:

           Deferred Tax Assets:
           Net Operating Loss            $9,061,981
                                        ------------
           Total Deferred Tax Assets     3,081,074
           Valuation Allowance          (3,081,074)
                                        ------------
Net Deferred Tax Asset                       $0
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

The Company leased 2,622 sq.ft. of office space for its executive offices at 23 Cactus Garden Drive, F-60, Green Valley, Nevada. This lease was canceled in July 1997. The company currently does not have any lease or rental
agreements.   Lease expense for the years ended March 31, 2002, March 31,
2001, and March 31, 2000, was $0, $0 and $16,654, respectively.

            C.E.C. Industries, Corp. and Subsidiaries
                (A DEVELOPMENT STAGE COMPANY)
                NOTES TO FINANCIAL STATEMENTS

 NOTE 10 - SEGMENT INFORMATION AND MAJOR CUSTOMERS

Segment Information for Fiscal 2002

                    CEC            CEI             Other        Total
                    Real Estate    Oil
                    Development    Royalties

Revenue                      $0        $1,721              $0           $0

Income/Loss                  (0)        1,721           7,257       (5,536)

Identifiable
  Assets                      0       116,415             476      116,891
Amortization                  0             0               0            0

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

On May 16, 1996, the Company sold Moonridge Development Corp. at book value. No Revenues or expenses were included in the consolidated financial statements for the year ended March 31, 1998, March 31, 2001 and March 31, 2002. The statements of operations for the years ended March 31, 1996 and 1995 have been restated to reflect the net losses of $312,510 and $17,170, respectively. Gross revenues for the years ended March 31, 1996 and 1995, were $1,187,207 and $0. The Company reflected a gain on the transaction of $390,796.

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