Form 10-Q
period 2002-06-30
CEC INDUSTRIES CORP
filed 2002-08-19
CIK 54175

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934.

        For the quarter ended June 30, 2002 Commission file number 0-16734

                                C.E.C. INDUSTRIES CORP.

                (Exact name of registrant as specified in its charter)


Nevada                                                 87-0217252
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)



3450 E Russell Road
Las Vegas, Nevada                                        89120
(Address of principal executive offices)                (Zip Code)



Registrant's telephone number, including area code   (702) 794-4992



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes X No _____

As of June 30, 2002, there were 40,831,805 shares of common stock outstanding.

                                   INDEX


PART I - FINANCIAL INFORMATION                                   Page No

     Item 1.   Financial Statements


          Balance Sheet as of June 30, 2002 and
            March 31, 2002                                         3-4

          Statement of Operations for the quarters
            ended June 30, 2002 and 2001                             5

          Statement of Cash Flows for the three months ended
            June 30, 2002 and 2001                                   6

          Notes to Financial Statements                              7
     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation          8


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                     8

     Item 2.   Changes in Securities                                 8

     Item 3.   Defaults by the Company upon its
               Senior Securities                                     8

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                      8

     Item 5.   Other Information                                     8

     Item 6.   Exhibits and Reports of Form 8-K                      8

     SIGNATURES                                                      8



                                   Page Two

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                             C.E.C Industries Corp.
                        (A Development Stage Company)
                                 BALANCE SHEET
                                     AS AT
                       June 30, 2002 and March 31, 2002

                                               March 31, 2002     June 30, 2002
     ASSETS

CURRENT ASSETS
Cash                                                   476.00            431.00
                                               --------------     -------------
Total Current Assets                                   476.00            431.00


OTHER ASSETS
Oil & Gas Interests                                116,415.00        116,415.00
                                               --------------     -------------
TOTAL OTHER ASSETS                                 116,415.00        116,415.00

TOTAL ASSETS                                      $116,891.00       $116,846.00
                                               ==============     =============

                                   -UNAUDITED-
                                   Page Three

                             C.E.C Industries Corp.
                          (A Development Stage Company)
                                BALANCE SHEET
                                    AS AT
                        June 30, 2002 and March 31, 2002


                                               March 31, 2002    June  30, 2002
     LIABILITIES
CURRENT LIABILITIES
Accounts Payable                                  $769,646.00      $769,646.00
                                               --------------    -------------
Total Current Liabilities                          769,646.00       769,646.00

OTHER LIABILITIES
Judgement                                          207,306.00       207,306.00
                                               --------------    -------------
Total Other Liabilities                            207,306.00       207,306.00
                                               --------------    -------------
Total Liabilities                                  976,952.00       976,952.00


     EQUITY
Common Stock, $0.001 par value, authorized
50,000,000 shares;                               2,039,090.00     2,039,090.00
  issued and outstanding at March 31, 2002,
  40,831,805 common shares ;
  issued and outstanding at June 30, 2002,
  40,831,805 shares

Preferred Stock, $0.001 par value,
authorized 100,000,000 shares;
issued at March 31, 2002 and June 30, 2002
 0 shares                                                0.00             0.00
Additional Paid in Capital                       6,162,830.00     6,162,830.00
Retained Earnings (Deficit accumulated during
development stage)                             (9,061,981.00)    (9,062,026.00)
                                               --------------    --------------
Total Stockholders' Equity                       (860,061.00)      (860,106.00)
                                               --------------     -------------
     TOTAL LIABILITIES & OWNER'S EQUITY          $116,891.00       $116,846.00
                                               ==============     =============

                                 -UNAUDITED-
                                  Page Four

                           C.E.C Industries Corp.
                        (A Development Stage Company)
                          STATEMENT OF OPERATIONS
                           FOR THE QUARTERS ENDED
                    ending June 30, 2002 and June 30, 2001

                                               June 30, 2002     June 30, 2001
     REVENUE
Royalty Income                                          0.00            893.00

    COSTS AND EXPENSES
General and Administrative                             45.00          2,161.00
Legal & Professional Expenses                           0.00              0.00

Total Costs and Expenses                               45.00          2,161.00
                                              --------------     --------------

Net Income or (Loss)                                  (45.00)        (1,268.00)
                                              ==============     ==============
Basic earnings per share
number of
common
shares outstanding                                40,831,805        18,831,805

    Net Loss
    Per Share                                            nil               nil

                             -UNAUDITED-
                             Page Five

                            C.E.C Industries Corp.
                        (A Development Stage Company)
                           STATEMENT OF CASH FLOWS
                                 FOR PERIOD
                           FOR THE QUARTERS ENDED
                   ending June 30, 2002 and June 30, 2001

                                               June 30, 2002     June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES

Net  Income or (Loss)                                (45.00)         (1,268.00)
Adjustments to Reconcile Net Loss to Net Cash
used in Operating Activities
(Increase) Decrease in Other Assets                    0.00               0.00
Increase/(Decrease) in accounts payable                0.00               0.00
Net change in cash from operations                   (45.00)         (1,268.00)

CASH FLOWS FROM INVESTING ACTIVITIES

Net change in cash from investment activities          0.00               0.00

CASH FLOWS FROM FINANCING ACTIVITIES


Net cash provided by financing activities              0.00               0.00

Balance at beginning of period                       476.00           1,312.00
Net increase (decrease)  in cash                     (45.00)         (1,268.00)
Balance at end of period                             431.00              44.00

                               -UNAUDITED-
                                Page Six

                          C.E.C. INDUSTRIES CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

1. Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002, the results of operation for the three months ended June 30, 2002 and 2001 and the cash flows for the three months ended June 30, 2002 and 2001. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2001 Annual Report on Form 10-K.

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


                                 Page Seven

                          C.E.C. INDUSTRIES CORP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Royalty income for the quarter ended June 30, 2002 were $0 compared to royalty income for the quarter ended June 30, 2000 of $893. All revenues in the quarter were from oil royalties.

Selling, General and Administrative Expenses decreased from $-2161- in 2001 to $45- in 2002 due to the company's inactivity. There were no legal expenses in 2002 or in 2000. Interest expenses were $-0- in 2001 and $0 in 2002 due to reduction in debt during previous years.

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

C.E.C. INDUSTRIES CORP.


                 By:  /s/ Brian Dvorak                 Dated: August 16, 2002
                      ---------------------
                      Brian Dvorak, President


                             Page Eight