Form 10-Q
period 2002-09-30
CEC INDUSTRIES CORP
filed 2002-11-15
CIK 54175

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

As of September 30, 2000, there were 40,831,805 shares of common stock outstanding.

                                   INDEX


PART I - FINANCIAL INFORMATION                                   Page No.

   Item 1.   Financial Statements

     Balance Sheet as of September 30, 2002 and March 31, 2002        3-4

     Statement of Operations for the Quarters
       ended September, 2002 and 2001                                   5

     Statement of Cash Flows for the Quarters ended
       ended September, 2002 and 2001                                   6

     Notes to Financial Statements                                      7

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operation               8

PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings                                          8

   Item 2.   Changes in Securities                                      8

   Item 3.   Defaults by the Company upon its Senior Securities         8

   Item 4.   Submission of Matter to a Vote of Security Holders         8

   Item 5.   Other Information                                          8

   Item 6.   Exhibits and Reports of Form 8-K                           8

   SIGNATURES                                                           8

                                   Page Two

                           PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
                                C.E.C. Industries Corp.
                             (A Development Stage Company)
                                     BALANCE SHEET
                                          AS AT
                            September 30, 2002 and March 31, 2002

                                  March 31, 2002            September 30, 2002
     ASSETS
CURRENT ASSETS
Cash                                     476.00                    386.00
                                    -----------               -----------
Total Current Assets                   1,526.00                    386.00


OTHER ASSETS
Oil & Gas Interests                  116,415.00                116,415.00
                                    -----------               -----------
TOTAL OTHER ASSETS                   116,415.00                116,415.00

TOTAL ASSETS                        $116,891.00               $116,801.00
                                    -----------               -----------
                                    -----------               -----------
                                     -UNAUDITED-
                  See accompanying notes to financial statements

                                            Page Three

                                   C.E.C. Industries Corp.
                                 (A Development Stage Company)
                                        BALANCE SHEET
                                            AS AT
                            September 30, 2002 and March 31, 2002

                                          LIABILITIES & EQUITY
                                     March 31, 2002         September 30, 2002
     CURRENT LIABILITIES
Accounts Payable                                   $769,646.00     $769,646.00
                                                   -----------     -----------
Total Current Liabilities                          $769,646.00     $769,646.00

OTHER LIABILITIES
Judgement                                           207,306.00      207,306.00
                                                   -----------     -----------
Total Other Liabilities                             207,306.00      207,306.00
                                                   -----------     -----------
Total Liabilities                                   976,952.00      976,952.00

     EQUITY
Common Stock, $0.001 par value, authorized
 50,000,000 shares;                               2,039,090.00    2,039,090.00
  issued and outstanding at March 31, 2002
  40,831,805 common shares ; issued and
  outstanding at September 30, 2002,
  40,831,805 shares

Preferred Stock, $0.001 par value, authorized
  100,000,000 shares; issued at March 31, 2002
  and September 30, 2000 0 shares                         0.00            0.00

Additional Paid in Capital                        6,162,830.00    6,162,830.00
Retained Earnings (Deficit accumulated during
development stage)                               (9,061,981.00)  (9,062,071.00)
                                                   -----------     -----------
Total Stockholders' Equity                         (860,061.00)    (860,151.00)
                                                   -----------     -----------
     TOTAL LIABILITIES & OWNER'S EQUITY            $116,891.00     $116,801.00
                                                   -----------     -----------
                                                   -----------     -----------

                                           -UNAUDITED-

                                            Page Four

                                C.E.C. Industries Corp.
                              (A Development Stage Company)
                                 STATEMENT OF OPERATIONS
                                 FOR THE QUARTERS ENDED
                    ending September 30, 2002 and September 30, 2001

                                                 September 30,   September 30,
     REVENUE                                        2002                2001
Royalty Income                                           0.00           301.00

    COSTS AND EXPENSES
General and Administrative                              45.00           305.00

Other Income (Expense)
Interest Income
Temporary Decrease in Marketable Securities
Interest Expense

Total Costs and Expenses                                45.00           305.00
                                                  -----------      -----------
              Net Income or (Loss)                     (45.00)          (4.00)
                                                  -----------      -----------
                                                  -----------      -----------

Basic earnings per share
number of common
shares outstanding                                 40,831,805       40,831,805

    Net Loss
    Per Share                                             nil              nil

                                           -UNAUDITED-
                                            Page Five

                                 C.E.C. Industries Corp.
                               (A Development Stage Company)
                                 STATEMENT OF CASH FLOWS
                                       FOR PERIOD
                                 FOR THE QUARTERS ENDED
                           ending September 30, 2002 and September 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
                                                 September 30,   September 30,
                                                    2002                2001
Net  Income or (Loss)                                  (45.00)           (4.00)
Temporary Decrease in Trading Securities                 0.00             0.00
Adjustments to Reconcile Net Loss to Net Cash
used in Operating Activities
Non cash transaction- shares issued for services         0.00             0.00
(Increase) Decrease in Other Assets                      0.00             0.00
Increase/(Decrease) in accounts payable                  0.00             0.00
Net change in cash from operations                     (45.00)           (4.00)

CASH FLOWS FROM INVESTING ACTIVITIES

Net change in cash from investment activities            0.00             0.00

CASH FLOWS FROM FINANCING ACTIVITIES

     Net cash provided by financing activities           0.00             0.00

     Balance at beginning of period                    431.00            44.00
     Net increase (decrease)  in cash                  (45.00)           (4.00)
     Balance at end of period                          386.00            40.00

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Royalty income for the quarter ended September 30, 2002 were $0 compared to royalty income for the quarter ended September 30, 2000 of $893. All revenues in the quarter were from oil royalties.

Selling, General and Administrative Expenses increased from $-4 in 2001 to $-215 in 2002 due to the compan's inactivity. There were no legal expenses in 2002 or in 2000. Interest expenses were $0 in 2001 and $0 in 2002 due to reduction in debt during previous years.

                              Page Seven

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


C.E.C. INDUSTRIES CORP.



By:  /s/ Brian Dvorak                 Dated: November 14, 2002
     ---------------------
     Brian Dvorak, President