Form 10-Q
period 2002-12-31
CEC INDUSTRIES CORP
filed 2003-02-19
CIK 54175

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                         FORM 10-Q
                         Quarterly Report Under Section 13 or 15(d)
                          of the Securities Exchange Act of 1934.

       For the quarter ended December 31, 2002 Commission file number 0-16734

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

As of December 31, 2002, there were 408,318 shares of common stock outstanding.

                                   INDEX


PART I - FINANCIAL INFORMATION                                   Page No.

   Item 1.   Financial Statements

     Balance Sheet as of March 31, 2002 and December 31, 2002           3-4

     Statement of Operations for the Quarters
       ended December 31, 2001 and 2002                                 5

     Statement of Cash Flows for the Quarters ended
       December 31, 2001 and 2002                                       6

     Notes to Financial Statements                                      7

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operation               7

PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings                                          8

   Item 2.   Changes in Securities                                      8

   Item 3.   Defaults by the Company upon its Senior Securities         8

   Item 4.   Submission of Matter to a Vote of Security Holders         8

   Item 5.   Other Information                                          8

   Item 6.   Exhibits and Reports of Form 8-K                           8

SIGNATURES                                                              8

                                   Page Two

                           PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
                                C.E.C. Industries Corp.
                             (A Development Stage Company)
                                     BALANCE SHEET
                                          AS AT
                           March 31, 2002 and December 31, 2002

                                  March 31, 2002            December 31, 2002
     ASSETS
CURRENT ASSETS
Cash                                     476.00                    341.00
                                    -----------               -----------
Total Current Assets                     476.00                    341.00


OTHER ASSETS
Oil & Gas Interests                  116,415.00                116,415.00
                                    -----------               -----------
TOTAL OTHER ASSETS                   116,415.00                116,415.00

TOTAL ASSETS                        $116,891.00               $116,756.00
                                    -----------               -----------
                                    -----------               -----------
                                     -UNAUDITED-
                         See accompanying notes to financial statements

                                            Page Three

                                   C.E.C. Industries Corp.
                                 (A Development Stage Company)
                                        BALANCE SHEET
                                            AS AT
                             March 31, 2002 and December 31, 2002

                                     LIABILITIES & EQUITY
                                                   March 31       December 31,
                                                   2002           2002
     CURRENT LIABILITIES
Accounts Payable                                   $769,646.00    $769,646.00
                                                   -----------    -----------
Total Current Liabilities                          $769,646.00    $769,646.00

OTHER LIABILITIES
Judgement                                           207,306.00     207,306.00
                                                   -----------    -----------
Total Other Liabilities                             207,306.00     207,306.00
                                                   -----------    -----------
Total Liabilities                                   976,952.00     976,952.00

     EQUITY
Common Stock, $0.001 par value, authorized
 50,000,000 shares;                               2,039,090.00   2,039,090.00
  issued and outstanding at March 31, 2002
  408,318 common shares ; issued and
  outstanding at December 31, 2002,
  408,318 shares

Preferred Stock, $0.001 par value, authorized
  100,000,000 shares; issued at March 31, 2002
  and December 31, 2002 0 shares                          0.00           0.00

Additional Paid in Capital                        6,162,830.00   6,162,830.00
Retained Earnings (Deficit accumulated during
development stage)                               (9,061,981.00) (9,062,116.00)
                                                   -----------    -----------
Total Stockholders' Equity                         (860,061.00)   (860,196.00)
                                                   -----------    -----------
     TOTAL LIABILITIES & OWNER'S EQUITY            $116,891.00    $116,756.00
                                                   -----------    -----------
                                                   -----------    -----------

                                           -UNAUDITED-

                                            Page Four

                                C.E.C. Industries Corp.
                              (A Development Stage Company)
                                 STATEMENT OF OPERATIONS
                                 FOR THE QUARTERS ENDED
                      ending December 31, 2002 and December 31, 2001

                                                 December 31,    December 31,
     REVENUE                                        2002             2001
Royalty Income                                          0.00           301.00

    COSTS AND EXPENSES
General and Administrative                             45.00           305.00

Other Income (Expense)
Interest Income
Temporary Decrease in Marketable Securities
Interest Expense

Total Costs and Expenses                               45.00           305.00
                                                 -----------      -----------
              Net Income or (Loss)                    (45.00)           (4.00)
                                                 -----------      -----------
                                                 -----------      -----------

Basic earnings per share
number of common
shares outstanding                                   408,318          408,318

    Net Loss
    Per Share                                            nil              nil

                                           -UNAUDITED-

                                            Page Five

                                 C.E.C. Industries Corp.
                               (A Development Stage Company)
                                 STATEMENT OF CASH FLOWS
                                       FOR PERIOD
                                 FOR THE QUARTERS ENDED
                       ending December 31, 2002 and December 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
                                                 December 31,    December 31,
                                                    2002                2001
Net  Income or (Loss)                                 (45.00)           (4.00)
Temporary Decrease in Trading Securities                0.00             0.00
Adjustments to Reconcile Net Loss to Net Cash
used in Operating Activities
Non cash transaction- shares issued for services        0.00             0.00
(Increase) Decrease in Other Assets                     0.00             0.00
Increase/(Decrease) in accounts payable                 0.00             0.00
Net change in cash from operations                    (45.00)           (4.00)

CASH FLOWS FROM INVESTING ACTIVITIES

Net change in cash from investment activities           0.00             0.00

CASH FLOWS FROM FINANCING ACTIVITIES

     Net cash provided by financing activities          0.00             0.00

     Balance at beginning of period                   386.00            44.00
     Net increase (decrease)  in cash                 (45.00)           (4.00)
     Balance at end of period                         341.00            40.00

                                           -UNAUDITED-

                                            Page Six

                              C.E.C. INDUSTRIES CORP.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 2002 the results of operation for the three months ended December 31, 2002 and 2001 and the cash flows for the three months ended December 31, 2002 and 2001. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2002 Annual Report on Form 10-K.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statement be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 2002 Annual Report on Form 10-K.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Royalty income for the quarter ended December 31, 2002 was $0 compared to royalty income for the quarter ended December 31, 2001 of $382.

Selling, General and Administrative Expenses decreased from $2,245 in 2001 to $0 in 2002. Consulting expenses were $0 in 2001 and 2002.

                              Page Seven

                         C.E.C. INDUSTRIES CORP.

                       PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None

Item 2. Changes in Securities
On December 2, 2002, shareholders representing a majority of the issued and outstanding stock, approved a 100:1 reverse stock split of the company's common stock, par value $0.001.

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

C.E.C. INDUSTRIES CORP.



By:  /s/ Brian Dvorak                 Dated: February 19, 2003
     ---------------------
     Brian Dvorak, President