Form 10-K
period 2003-03-31
CEC INDUSTRIES CORP
filed 2003-08-29
CIK 54175

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

                         For the fiscal year ended: March 31, 2003

                              Commission File Number: 0-16734

                                    C.E.C. INDUSTRIES CORP.

                    (Exact name of registrant as specified in its charter)


                  Nevada                                      87-0217252
          (State  or  other jurisdiction of                (I.R.S. Employer
            incorporation or organization)                Identification No.)

               136 Arbor Way
              Henderson, Nevada                                89074
          (Address of principal executive offices)          (Zip Code)



       Registrant's telephone number including area code: (866) 820-5139

             Securities registered pursuant to Section 12(b) of the Act:
                           Common Stock, $0.001 par value

               Securities registered pursuant to Section 12(g) of the Act:
                            Common Stock, $0.001 par value

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value (the average bid and asked prices) of the voting stock held by non-affiliates of the registrant on March 31, 2003 was approximately $474,067. The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2003, was 34,309,707 shares, held by approximately 1782 shareholders.

                                     PART I

ITEM 1. BUSINESS

(a) General

C.E.C. Industries Corp. is a Nevada corporation with principal and executive offices located at 136 Arbor Way, Henderson, Nevada 89074, telephone
(866) 820-5139. C.E.C. Industries Corp. and it's consolidated subsidiaries are referred to as either C.E.C. or the Company. C.E.C. is engaged in several unrelated businesses through its primary subsidiaries, Custom Environmental International, (hereinafter referred to as CEI), (carbon reactivation technology), Mid-Nevada Art, Inc. (hereinafter referred to as Mid-Nevada Art), (art collection), and Basia Holding, Inc. (hereinafter referred to as Basia), (holds quit claim title to 9,000 acres of land and mineral leases in Tennessee). The Company also has methane gas interests in Alabama (hereinafter referred to as Atlas Methane Leases) and a 24.5% interest in Victory Village Associates Limited III (hereinafter referred to as Victory Village), (320 unit multi-family project in Henderson, Nevada). The Company's current organization was accomplished through a merger and acquisition program during the two fiscal years ended March 31, 1997, and continuing through the present.

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

C.E.C.'s primary business had been the manufacture and sale of minerals processing equipment through its wholly-owned subsidiary, CEI formerly
Custom Equipment Corporation. Custom was a pioneer in the development of custom gold processing equipment in the early to mid-1980's, thus, business was very profitable. However, as gold prices declined after the early 980's, fewer gold plants were built, more competitors entered the market, and Custom's business was negatively impacted. The Company attempted to use its expertise and know-how to develop the carbon reactivation furnace technology in the water treatment industry, but the continued losses in the metallurgical business caused a capital drain necessitating other measures. Custom Environmental International became the renamed subsidiary to carry on the efforts, building a new prototype carbon furnace still in the development stage. The metallurgical equipment business was sold in fiscal year 1991.

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


(c) Narrative Description of Business.

Victory Village Associates Limited III

320 Unit Multi-Family Project to be built - Henderson, Nevada. In June, 995, the Company acquired a 24.5% interest in a 320 unit apartment project generally known as Victory Village, in exchange for 1,200,000 shares of Rule 144 stock, with a simultaneous two-year restriction. The project is located in Henderson, Nevada near the intersection of Lake Mead Blvd. and Boulder Highway. The City of Henderson issued bonds to facilitate the financing on the project, with HUD, (Department of Housing and Urban Development) insuring the construction and permanent loan in the sum of $16,442,400, at 6.38% interest, and due in 40 years, which loan was recorded in June of
1995 against the approximate 17.72 acres. The Majority of the construction on the project has been completed and certificates of occupancy have been issued. The company's investment in Victory Village was collateralized by a
pledge of preferred stock owned by the project manager.   In July of 1998,
the company exchanged its interest in Victory Village for the return of 1,805,000 shares of the company's preferred stock.


Atlas Methane Gas Interests

The Company owns 100% of 13,500 acres of leasehold interest located in the Black Warrior Lagoon area of Alabama, containing methane reserves.

Introduction. Coal deposits in the United States are widespread, underlying 360,000 square miles in 37 states. Methane is present in nearly all coal from the shallow subsurface to depths over 10,000 feet. Coal bed basins are generally divided into eastern and western types. This segregation is on the basis of both geography and geology. The eastern coals are primarily Pennsylvanian Age and western coals are Cretaceous Age. Much of the drilling for coal bed gas has been concentrated in the Black Warrior Basin of North Central Alabama. This is due to several factors:

The basin's proximity to gas pipelines that deliver to stable gas markets. The high BTU values of the gas, from 950-1050. Drilling depths are shallow from 1,000 to 5,000 feet. The coals are well understood in terms of their thickness, rank, and content. Long term production has been established.

Black Warrior Basin. Coal has been produced continuously for over 100 years in the Black Warrior Basin. Although the presence of gas in coal beds has been recognized from the beginning, it had been considered only as a hazard to coal mining. Gas from the field was originally vented, but as the natural gas prices increased, the gas was collected and sold.

Market Analysis. The pipeline systems situated in the Black Warrior Basin, are Alabama Gas Company (ALAGASCO), Basin Pipeline Corporation, and Southern Natural Pipeline Company (SONAT), and Associated natural Gas Inc. (ANGI). The Company does not contemplate any marketing problems related to coal bed methane production in the Warrior Basin.

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

Mid-Nevada Art, Inc.

Mid Nevada Art, Inc. is a wholly owned subsidiary of CEC with assets of $0. Management elected to write the paintings down to zero based on the inability of the Company to rent or sell and of these paintings. These artworks were appraised at a value in excess of $1.7 million, however the appraisals were not considered arms length and management reevaluated the book value based on cash flow and projected cash flow for the rental or sell of the paintings. Sky M. Jones is a noted American artist, Sky Jones is a painter from the American West, born October 3, 1947 in Salt Lake City, Utah. He graduated with a bachelor degree in Art from the University of Utah in 1971. He has written books on Art and Life. Jones deals in Multiple Imagery, that is, layers upon layers of 3D forms overlaid and interwoven. Sky Jones originals have been in the private collections of Queen Elizabeth, Governor Michael Dukakis, the late Lucille Ball, and Mohammed Ali to name a few. He has created various movie posters including Star Trek, the Never Ending Story, Final Countdown, etc. Limited edition prints and paintings by Sky Jones have been collected by or displayed in museums, corporations and galleries world wide. Prior to 1985 he used the name of Michael Whipple. Mid-Nevada Art, Inc. was inactive during 2000 and 2001.Custom Environmental International

Custom Environmental International, (CEI) is engaged in the business of development and implementation of a patented carbon reactivation furnace. CEI developed a cost effective vertical kiln used for the recovery of gold. Production models were sold throughout the world. CEI has gained valuable field experience which has lead to improved models.

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

Methane Extraction. The chief potential for environmental harm in the extraction of coal bed methane, the gas trapped in underground coal streams, is the discharge of salt water into streams. Weekly and monthly water-quality samples are required to monitor the water quality during extraction. Currently the Company is not involved in the extraction of its methane reserves, and thus faces no immediate environmental challenges.

Custom Environmental International, (CEI) was inactive during 2000 and 2001.

Executive Offices

C.E.C.'s executive offices are located at 136 Arbor Way, Henderson, Nevada 89074.

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

Medera Component Systems, Inc. v. Prime Construction, Inc. et. al., Nevada Federal District Court Case Number 596-01105 was instituted on November 27, 1996. The principal parties include Moonridge Development Corp., as well as C.E.C. Industries Corp. The action alleges that the Company entered into an indemnity agreement with Medera Component Systems, in relation to the use of Medera's roof trusses on the Victory Village project. The Company has filed a cross complaint alleging that no contract was entered into nor did the Company ever elicit any indemnity agreement. The Company is strongly responding to the litigation and believes that a judgment will be rendered in their favor. The case is in the discovery stage. A provision in the agreement wherein the Company invested in the Victory Village project, contained an indemnification in favor of the Company collateralized by preferred stock. In the event of a loss, the Company is in a position of offset against the value of the preferred stock.1

On September 2, 1998, a judgement was entered in United States District Court, District of Utah, Central Division, against C.E.C. Industries, Inc. In favor of George A. Matthews, Jr. A former President and Director of C.E.C. Industries. The judgement entered was in the amount of $207,306.93. The judgement award was to compensate Mr. Matthews for monies allegedly owed to him on his Employment Agreement, from an alleged wrongful stop transfer, interest, and attorney's fees.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the Company's fiscal year ended March 31, 2003


                                      PART II

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

                                2003                2002
                           High      Low       High      Low
            1st Quarter     .12      .006      $.025    $.075
            2nd Quarter     .06      .002       .01      .003
            3rd Quarter     .045     .002       .025     .01
            4th Quarter     .17      .04        .03      .01

No dividend was declared or paid by the Company during fiscal year 2003 or 2002. A decision to pay dividends in the future will depend upon the Company's profitability, need for liquidity and other financial considerations. There are approximately 1782 shareholders of the 34,309,707 outstanding shares, as of March 31, 2003.


ITEM 6.   SELECTED FINANCIAL DATA

                                2003      2002         2001           2000

Revenue from continuing
 operations                        0     $1,721      $10,305          $5,253

Revenue from discontinued
 operations                        0          0            0               0

Net income (loss) from
 continuing operations     ($239,471)   $(5,536)   $(167,953)   $(147,178.00)

Net gain/ loss from
   Discontinued operations         0          0            0               0

Gain/loss per common share:
Continuing operations           (.03)      (.00)        (.01)           (.01)
Discontinued operations         0.00       0.00         0.00            0.00

Total Assets                $116,910   $116,891     $117,727        $121,953

Long term obligations              0          0            0               0

Cash dividends per
     common share                  0          0            0               0


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and the notes thereto.

Overview

The company has continued to go through major transitions pertaining to direction and continued operations. During fiscal 2003, the Company earned no revenues.

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

Mid-Nevada Art, Inc. is no longer generating revenues from its broadcasting services. The company also entered into an Exchange Agreement with One World Cards, Inc. for the purchase of 31 art works by Sky M. Jones for approximately $3.5 Million in pre-paid calling cards at a rate of $.45 per minute.. Mid-Nevada Art exercised its option wherein Mid-Nevada Art returned the pre-paid calling cards to One World Cards, Inc. and One World Cards, Inc. returned the art works to Mid-Nevada Art, Inc. The decision for the return of the calling cards was the result of the failure of One World Cards, Inc. to fully activate all of the prepaid calling cards.

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

Liquidity and Capital Resources

Cash requirements of C.E.C. have been met by funds provided from (a) borrowing. The ratio of current assets to current liabilities at March 31, 2003 was .06 to 1 compared to .06 to 1 at March 31, 2002.

The working capital of the Company as of March 31, 2003, was ($771,341). The working capital at March 31, 2002 was ($769,170).

Cash was $495 at fiscal 2003 year end versus $476 at fiscal 2002 year end.

Analysis of Operating, Investing and Financing Activities During 2003.

During 2003, the Company increased its accounts payable By $2,190.

During 2003, the Company recorded no new long term debt. The long term debt included the $207,306 judgement awarded George Matthews Jr. It had no other long term debt.

There were no accounts receivable at March 31, 2003 or for March 31, 2002.

Significant Customers

The Company had no principal customer.

Borrowing Activities

During the past three years, the Company's operations and investing activities have been financed extensively from borrowings. Borrowings have been approximately $2,190, $23,727 and $145,521 in fiscal years 2003, 2002 and 2000, respectively.

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

Results of Operations

Fiscal Year 2003 Compared to Fiscal Year 2002

Revenues. The Company's revenues decreased from $1,721 in 2002 to $-0- in 2003. Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses decreased from $7,257 in 2002 to $2,171 in 2003, a decrease of $5,086. Selling, General and Administrative Expenses (S,G&A) net decreases were primarily attributable to inactivity of the company, directors fees and expenses were $0 in 2002 and $0 in 2003, research and development was $0 in 2002 and $0 in 2003, consulting expenses were $-0-in 2002 and $27,300 in 2003, legal expenses were $-0- in 2002 and $0 in 2003. The increase in consulting expenses is the result of management activity to establish a viable business operation. Executive Compensation was $-0- in 2002 and $210,000 in 2003. This was to compensate the Chief Executive Officer for serving without salary since February, 2000.

Interest Expense. Interest expense for the Company was from $0 in 2002to $0 in 2003 Other Income and Expense. Other income and expense for the Company was from $0 in 2002and $0 in 2003

Gain or Loss on Sale of Assets. There was no gain or loss on sale of assets for the Company in 2002 or 2003

Gain or Loss from Discontinued Operations. There was no gain or loss from discontinued operations during 2002 or 2003.

Gain or Loss on Disposal of Discontinued Operations. There was no Gain or loss from disposal of discontinued operations during 2002or 2003

Fiscal Year 2002 Compared to Fiscal Year 2001

Revenues. The Company's revenues decreased from $10,305 in 2001 to $1,721 in 2002.

Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses decreased from $10,758 in 2001 to $7,257 in 2001, a increase of $3,501. Selling, General and Administrative Expenses (S,G&A) net decreases were primarily attributable to inactivity of the company, directors fees and expenses were $0 in 2001 and $0 in 2002, research and development was $0 in 2001 and $0 in 2002, consulting expenses were $140,000 in 2001 and $0 in 2002, legal expenses decreased from $27,500 in 2001 to $0 in 2002 a decrease of $27,500. The decrease in expenses resulted from the company's inactivity.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and Officers of the Company as of March 31, 2003 are as follows:

Name and Address                                Position Held

Brian Dvorak                                 Chairman of the Board, Director,
136 Arbor Way                                Chief Executive Officer,
Henderson, Nevada 89074                      President, Principal Financial
                                             Officer, Principal Accounting
                                             Officer, Secretary/Treasurer



ITEM 11. EXECUTIVE COMPENSATION

The Compensation which the Company paid to the President for services in all capacities and for the fiscal years indicated, was as follows:


Name and Principal Position             Year    Salary              Other

Brian Dvorak                            2003    $210,000
Brian Dvorak                            2002    $      0
Brian Dvorak                            2001    $      0
Brian Dvorak                            2000    $      0


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

Brian Dvorak received no compensation for his services in 2000, 2001 or 2002. In fiscal year ending March 31, 2003, he received 30,000,000 shares of the company's common stock valued at $210,000 for services rendered.

STOCK AWARD PLAN

On November 29, 2002, the company established a Stock Award Plan to promote the interests of the Company and its Subsidiaries and shareholders by using investment interests in the Company to attract, retain and motivate its key officers, employees, directors, advisors and consultants to encourage and reward their contributions to the long range performance goals of the Company and to link their compensation interests with the long term interests of the Company and its shareholders. The Company had issued 3,900,000 shares of its common stock under the plan as at March 31, 2003.

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

                                        Amount and               Options
                                         Nature of               or Other
Title of      Name and Address           Beneficial   Percent    Beneficial
  Class     of Beneficial Owner(1)     Ownership of    Class     Owners(2)(3)

  Common       Brian Dvorak             30,120,000       88%
  Common       John Smaha                2,000,000       6%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Transactions with Management and Others.

Management Transactions as of March 31, 2003

Chief Executive Officer, Brian Dvorak was issued 30,000,000 shares of the company's common stock for services rendered on January 15, 2003.

Stock Options Exercised by Board Members

None

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report

     1. Financial Statements:

     Independent Auditors' Report                                  F-1
     Consolidated Balance Sheets as at March 31, 2002 and 2003     F-2
     Consolidated Statements of Operations for the years ended
          March 31, 2002, 2003                                     F-3
     Consolidated Statements of Stockholders' Equity for the
          years ended March 31, 2003, 2002                         F-4
     Consolidated Statements of Cash Flows for the years ended
          March 31, 2002, 2003                                     F-5
     Notes to Consolidated Financial Statements                    F-6 to F-11

     2. Exhibits required to be filed are listed below.

     Exhibit Number           Description
     (b) During the fiscal year 2003, the Company filed the following 8-K's.

      None

Subsequent to the end of the fiscal year, the Company filed the following reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C.E.C. INDUSTRIES CORP.

By:  /s/ Brian Dvorak                 Dated: July 15, 2003
     ---------------------
     Brian Dvorak,
Chief Executive Officer

                          FINANCIAL STATEMENTS
                              March 31, 2003
                                    and
                              March 31, 2002

                             TABLE OF CONTENTS

                                                                    PAGE

     Independent Auditors' Report

     Consolidated Balance Sheet as at March 31, 2002
        and March 31, 2003                                         F-2

     Consolidated Statement of Operations for the Years
        ended March 31, 2002 and March 31, 2003                    F-3

     Consolidated Statement of Changes in Stockholders'
        Equity for years ended March 31, 2002 and March 31, 2003   F-4

     Consolidated Statement of Cash Flows for the years ended
        March 31, 2002 and March 31, 2003                          F-5

    Notes to Financial Statements                                  F-6 TO F-11

                              Hunter, Atkins & Russell, PLC
                               Certified Public Accountants



                                 Independent Auditors' Report


To the Stockholders and Board of Directors
C.E.C. Industries Corp.


We have audited the accompanying balance sheet of C.E.C. Industries Corp. (a development stage company) as of March 31, 2003, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not examine the financial statements of the Company prior to April 1, 2002, and these statements were audited by the other auditors whose report dated April 5, 2002, has been furnished to us and contained a paragraph describing their concerns regarding the ability of the Company to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of C.E.C. Industries Corp. as of March 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred accumulated losses since inception of $9,303,952. These factors as discussed in Note 8 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hunter, Atkins & Russell, PLC
------------------------------
/s/ Hunter, Atkins & Russell

Oklahoma City, Oklahoma
August 28, 2003



         5805 North Grand Blvd., Suite D, Oklahoma City, Oklahoma  73118
                 Telephone: 405 843-3964   Fax: 405 843-9975

                           PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
                      C.E.C. INDUSTRIES, CORP. AND SUBSIDIARIES
                             (A DEVELOPMENT STAGE COMPANY)
                               CONSOLIDATED BALANCE SHEET
                                        AS AT
                            MARCH 31, 2002 and MARCH 31, 2003

                                                 March 31, 2003 March 31, 2002
     ASSETS
CURRENT
Cash                                                    495.00          476.00
Prepaid expenses                                             -               -
                                                   -----------     -----------
Total Current Assets                                    495.00          476.00

OTHER ASSETS
Oil & Gas Interests                                 116,415.00      116,415.00
                                                   -----------     -----------

TOTAL ASSETS                                       $116,910.00     $116,891.00
                                                   -----------     -----------
                                                   -----------     -----------

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Accounts Payable                                   $774,336.00     $769,646.00
Judgement Payable                                   207,306.00      207,306.00
                                                   -----------     -----------
Total Current Liabilities                          $981,642.00     $976,952.00


STOCKHOLDERS' EQUITY

issued and outstanding - none
Common stock, par value $.001, authorized -
50,000,000
issued and outstanding 34,309,707 (2002 -post-
split, 409,707)                                   2,072,990.00    2,039,090.00

Additional Paid in Capital                        6,366,230.00    6,162,830.00

Deficit accumulated during
development stage                                (9,303,952.00)  (9,061,981.00)
                                                   -----------     -----------
Total Stockholders' Equity                         (864,732.00)    (860,161.00)
                                                   -----------     -----------
TOTAL LIABILITIES & OWNER'S EQUITY                 $116,910.00     $116,891.00
                                                   -----------     -----------
                                                   -----------     -----------

                       See accompanying notes to financial statements

                       C.E.C. INDUSTRIES, CORP. AND SUBSIDIARIES
                                (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED STATEMENT OF OPERATIONS
                                      FOR YEARS ENDING
                            March 31, 2002 and March 31, 2003

                                                 March 31, 2003 March 31, 2002

ROYALTY REVENUE                                          0.00         1,721.00
                                                   -----------     -----------

OPERATING EXPENSES
General and Administrative                           4,671.00         7,257.00
Management fees                                    210,000.00
Consulting fees                                     27,300.00
                                                  -----------      -----------
Total Operating Expenses                           241,971.00         7,257.00
                                                  -----------      -----------
NET LOSS FOR THE YEAR                             (241,971.00)       (5,536.00)
                                                  -----------      -----------
                                                  -----------      -----------

Weighted average number of shares outstanding -
basic and fully diluted                             7,552,447          409,701

Net Loss per share -    basic and fully diluted         (0.03)           (0.01)

                       See accompanying notes to financial statements

                  C.E.C. INDUSTRIES, CORP. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FROM APRIL 1, 1999 TO MARCH 31, 2003

                                                                       Deficit
                                                                     Accumulated
                                                        Additional      during
                             Common  Stock               Paid-In     Development
                                Shares        Amount     Capital        Stage       Totals
-------------------------------------------------------------------------------------------
Balance - April 1, 1999         187,320   $  934,090   $7,124,830  $(8,741,314) $(682,394)

April 1999 - Stock issued for
legal services                    1,002        5,000       (2,000)                  3,000

Net loss - March 31, 2000                                             (147,178)  (147,178)
-------------------------------------------------------------------------------------------
Balance March 31, 2000          188,322      939,090    7,122,830   (8,888,492)  (826,572)

September 2000
stock issued for services        20,000      100,000      (60,000)                 40,000

October 2000
stock issued for services       200,000    1,000,000     (900,000)                100,000

Net loss - March 31, 2001                                             (167,953)  (167,953)
-------------------------------------------------------------------------------------------
Balance - March 31, 2001        408,322    2,039,090    6,162,830   (9,056,445)  (854,525)

Net loss - March 31, 2002                                               (5,536)    (5,536)
-------------------------------------------------------------------------------------------
Balance - March 31, 2002        408,322    2,039,090    6,162,830   (9,061,981)  (860,061)

Rounding due to reverse split     1,385

Issuance of S-8 stock
for services                  3,900,000        3,900       23,400                  27,300

January 2003 - issuance of
stock for management fees    30,000,000       30,000      180,000                 210,000

Net loss - March 31, 2003                                             (241,971)  (241,971)
-------------------------------------------------------------------------------------------
Balance - March 31, 2003     34,309,707   $2,072,990   $6,366,230  $(9,303,952) $(864,732)
-------------------------------------------------------------------------------------------

                       See accompanying notes to financial statements

                       C.E.C. INDUSTRIES, CORP. AND SUBSIDIARIES
                               (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                    FOR THE YEARS ENDED
                             March 31, 2002 and March 31, 2003

                                                 March 31, 2003 March 31, 2002
Cash Flows From Operating Activities:
Net Loss for the year                            $(241,971.00)    $  (5,536.00)
Adjustments to Reconcile Net Loss to Net Cash
used in operating activities:
Stock issued for services                          237,300.00
Change in assets and liabilities:
Increase in accounts payable                         4,690.00         4,700.00
                                                  -----------      -----------
Net Cash Used in Operating Activities                   19.00          (836.00)
                                                  -----------      -----------

Increase (Decrease) in Cash                             19.00          (836.00)

Cash and Cash Equivalents - Beginning of year          476.00         1,312.00
                                                  -----------      -----------

Cash and Cash Equivalents - End of year          $     495.00     $     476.00
                                                  -----------      -----------
Supplementary Information
Interest Paid                                    $     180.00     $     180.00
Taxes Paid                                       $       0.00     $       0.00

                       See accompanying notes to financial statements
                                            F-5

                 C.E.C. Industries, Corp. and Subsidiaries
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS

1.  General

     Business and Principles of Consolidation

The consolidated financial statements include the accounts of C.E.C. Industries Corp. (the Parent) and its subsidiaries, Custom Environmental International, Inc. ("CEI") (80% owned the reduction in ownership of CEI from 90% was due to the issuance of additional shares of common stock to employees in lieu of salaries), Plata Oro (57% owned), Moonridge Development Corp. (100% owned), Sterling Travel (100% owned), Microsphere Technology (100% owned), Islet Transplant Technology (100% owned), Mid-Nevada Art, Inc. (100% owned) and Basia Holding, Inc. (100% owned.). During the fiscal year 1996, the Sterling Travel (100%) purchase was canceled do to nonperformance by Sterling Travel. During the fiscal year 1996, Microshpere Technology (100%) and Islet Transplant Technology (100%) operations were discontinued. During the fiscal year 1997, the Company sold Moonridge Development Corp. Custom Environmental International, Inc. is developing and marketing a carbon regeneration furnace. Plata Oro is involved in minerals exploration but has been inactive for several years. Moonridge Development Corp. develops unimproved land in Las Vegas, Nevada. Sterling Travel is a travel agency in Boca Raton, Florida. Microsphere Technology and Islet Transplant Technology are engaged in research and development of medical technology. Mid-Nevada Art, Inc. purchases artworks for lease and rental. Basia Holding, Inc. holds title by quitclaim deed to approximately 9,000 unencumbered acres of land and coal reserves. All subsidiaries are inactive and the Company does not expect any operations in aforementioned subsidiaries in the future. The books and records of the Company already reflect the writedown of investments in these subsidiaries in prior years.


     Development Stage Enterprise

The Company has no revenues and has just commenced operations. The Company's activities are accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity(deficit) and cash flows disclose activity since the date of the Company's inception.


2.  SIGNIFICANT ACCOUNTING POLICIES

     Basis of Accounting

These financial statements are presented on the accrual method of accounting in accordance with generally accepted accounting principles. Significant accounting principles followed by the Company and the methods of applying those principles, which materially affect the determination of financial position and cash flows, are summarized below.

     Basis of Consolidation

The accompanying consolidated financial statements include the accounts of C.E.C Industries, Corp. and its wholly owned subsidiaries, as named above. All significant intercompany transactions and balances have been eliminated on consolidation

                 C.E.C. Industries, Corp. and Subsidiaries
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

     Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and investments, purchased with an original maturity date of three months or less, to be cash equivalents.

     Income Taxes

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes. Under this method, deferred assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse.

     Net earnings(loss) per share

Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible preferred stock, in the weighted-average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities have been excluded from this computation, as their effect is anti-dilutive.

     Fair Value of Financial Instruments

The carrying amount of cash and accounts payable are considered to be representative of their respective fair values because of the short-term nature of these financial instruments

     Revenue Recognition

Royalty revenues are recorded as received from oil and gas leasehold interests and retained overriding royalty rights.


3.  RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," were issued. SFAS No. 141 changes certain accounting methods used for business combinations. Specifically, it requires use of the purchase method of accounting for all business combinations, and eliminates the pooling-of-interests method. SFAS No. 142 establishes new guidance on how to account for purchased intangible assets, and for goodwill and intangible assets after a business combination is completed..

                 C.E.C. Industries, Corp. and Subsidiaries
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS

3.  RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of and APB No. 30, Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment Business and extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS No. 144 is effective for our fiscal year beginning July 1, 2002.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS NO. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. SFAS NO. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123" (FAS 148). The statement amends SFAS 123 "Accounting for Stock Based Compensation:" (FAS 123) to provide alternative methods of voluntarily transition to the fair value based method of accounting for stock based employee compensation. FAS 148 also amends the disclosure requirement of FAS 123 to require disclosure of the method used to account for stock based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The disclosure provisions will be effective for the Company beginning with the Company's quarter ended March 31, 2003. The Company has no current intention to change its policy of accounting for stock-based compensation.

In November 2002, the FASB Interpretation No. 45 (FIN 45) " Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. FIN 45 also requires disclosure about certain guarantees that an entity has issued. The Company has implemented the disclosure requirements required by FIN 45, which were effective for fiscal years ending after December 15, 2002. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, and Interpretation of ARB No.51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficial of the entity if the equity investors in the entity do not have characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning on or after June 15, 2003.

                 C.E.C. Industries, Corp. and Subsidiaries
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS

3.  RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

On April 30, 2003 the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The amendments set forth in Statement 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is effective for contracts entered into or modified after June 30, 2003.

On May 15, 2003 the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. In addition to its requirements for the classification and measurement of financial instruments in its scope, Statement 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003.

Management's preliminary assessment of these recent pronouncements is that they will not have a material impact on the Company's financial position or results of operations since the Company is inactive.


4.   CAPITAL STOCK TRANSACTIONS

On December 2, 2002, the Company consummated a 100:1 reverse stock split.

On December 2, 2002, the Company authorized a 100:1 reverse split. All common stock issues are listed as if the reverse had been effect all periods.

On December 3, 2002, the Company filed a S-8 authorizing the issuance of 10,000,000 of its par value $.001 common stock per the filed stock plan.

On December 3, 2002, the Company issued 200,000 shares of its Common Stock at $.007 per share per its S-8 stock plan.

December 5, 2002, the Company issued 1,300,000 shares of its Common Stock at $.007 per share per its S-8 stock plan.

On January 13, 2003, the Company issued 400,000 shares of its Common Stock at $.007 per share per its S-8 stock plan.

On January 16, 2003, the Company issued 2,000,000 shares of its Common Stock at $.007 per share per its S-8 stock plan.

On January 16, 2003, the board of directors authorized 30,000,000 shares of the Company's Common Stock to be issued to the president for executive compensation. The stock is restricted and was valued at the S-8 issue price of $.007 per share.

                 C.E.C. Industries, Corp. and Subsidiaries
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS

5.  INCOME TAXES

There has been no provision for U.S. federal, state, or foreign income taxes for any period because the Company has incurred losses in all periods and for all jurisdictions.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

Deferred tax assets
   Net operating loss carry forwards              $9,303,952
   Valuation allowance for deferred tax assets    (9,309,952)
                                                  -----------
   Net deferred tax assets                        $        -
                                                  -----------
                                                  -----------

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of March 31, 2003, the Company had net operating loss carry forwards of approximately $9,303,952 for federal and state income tax purposes. These carry forwards, if not utilized to offset taxable income begin to expire in 2018.
Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization


6.  RELATED PARTY TRANSACTIONS

On January 16, 2003, the Company issued 30,000,000 shares of its common stock to its president, Mr. Brian Dvorak for executive compensation amounting to $ 210,000.

Accounts payable includes is $ 595,516( 2002 - $ 595,516) owing to the President and major shareholder of the Company.

7.  STOCK OPTIONS

The Company has not issued any stock options during the fiscal year ended and none are outstanding from prior periods.

8.  COMMITMENTS & CONTINGENCIES

In a lawsuit subsequent to the date of the financial statements, a judgment was entered in United States District Court, District of Utah, Central Division, against C.E.C. Industries, Inc. in favor of George A. Matthews, Jr. A former President and Director of C.E.C Industries. The judgment was for the amount of $207,306.93. The company has filed an appeal with the United States Court of Appeals for the Tenth Circuit. The company has been unable to post a bond.

As of the date hereof, the Company is not aware of any other material legal proceedings, pending or contemplated, to which the Company is, or would be, a party of which any of its property is, or would be the subject.

                 C.E.C. Industries, Corp. and Subsidiaries
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS

9.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed business objectives and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining financing, or that it will attain positive cash flow from operations.

The Company has sustained substantial losses over the years, the ability of the Company to continue as a going concern is in question.

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I, Brian Dvorak, certify that;


1.       I have reviewed this annual report on Form 10-K of CEC
         Industries, Corp.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                            /s/ Brian Dvorak
                             -------------------------------------------
                                             Brian Dvorak
                                        Chief Executive Officer

July 15, 2003


                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I, Brian Dvorak, certify that;


1.       I have reviewed this annual report on Form 10-K of CEC
         Industries, Corp.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                            /s/ Brian Dvorak
                             -------------------------------------------
                                             Brian Dvorak
                                        Chief Financial Officer

July 15, 2003