Form 10-Q
period 2003-06-30
CEC INDUSTRIES CORP
filed 2003-09-02
CIK 54175

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                         FORM 10-Q
                         Quarterly Report Under Section 13 or 15(d)
                          of the Securities Exchange Act of 1934.

        For the quarter ended June 30, 2003 Commission file number 0-16734

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

For the quarter ended June 30, 2003 Commission file number 0-16734

                                   INDEX


PART I - FINANCIAL INFORMATION                                   Page No

     Item 1.   Financial Statements

          Consolidated Balance Sheet as of June 30, 2003 and
            March 31, 2003                                           3

          Consolidated Interim Statement of Operations
            for the three months ended June 30, 2003 and 2002        4

          Consolidated Statement of Cash Flows for the
            three months ended June 30, 2003 and 2002                5

          Consolidated Statement of Changes in Stockholders'
            Equity from April 1, 1999 to June 30, 2003               6

          Notes to Financial Statements                         7 - 12

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation         12


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                    12

     Item 2.   Changes in Securities                                12

     Item 3.   Defaults by the Company upon its
               Senior Securities                                    12

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                     12

     Item 5.   Other Information                                    12

     Item 6.   Exhibits and Reports of Form 8-K                     12

     SIGNATURES                                                     12


                                   Page Two

                           PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
                      C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES
                             (A DEVELOPMENT STAGE COMPANY)
                               CONSOLIDATED BALANCE SHEET
                                  AS AT JUNE 30, 2003
------------------------------------------------------------------------------

                                              June 30, 2003     March 31, 2003
                                               (Unaudited)        (Audited)
     ASSETS
CURRENT
Cash                                             $    440        $    495
Prepaid expenses                                        -               -
------------------------------------------------------------------------------
Total Current Assets                                  440             495
------------------------------------------------------------------------------

OTHER
Oil & Gas Interests                               116,415         116,415
------------------------------------------------------------------------------
Total Assets                                     $116,855        $116,855
------------------------------------------------------------------------------

     LIABILITIES & STOCKHOLDERS EQUITY

CURRENT
Accounts Payable                                 $775,586        $774,336
Judgement Payable                                 207,306         207,306
------------------------------------------------------------------------------
Total Current Liabilities                         982,892         981,642
------------------------------------------------------------------------------


     STOCKHOLDERS' EQUITY

  issued and outstanding- none
  Common Stock, par value $.001,
  authorized 50,000,000
  issued and outstanding - 37,409,707
  (March 31, 2003 - 34,309,707)                 2,076,090       2,072,990


Additional Paid in Capital                      6,384,830       6,366,230

Deficit accumulated during
the development stage                          (9,326,957)     (9,303,952)
------------------------------------------------------------------------------
Total Stockholders' Equity                       (866,037)       (864,732)
------------------------------------------------------------------------------
     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $116,855        $116,910
------------------------------------------------------------------------------


                                     -UNAUDITED-

                  See accompanying notes to financial statements

                                      Page Three

                         C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES
                              (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
                              FOR THE THREE MONTHS ENDED
                                        JUNE 30,
                                      (UNAUDITED)
------------------------------------------------------------------------------

                                                   2003            2002
ROYALTY REVENUE                                  $         -     $         -
------------------------------------------------------------------------------

OPERATING EXPENSES
General and Administrative                             1,305              45
Consulting fees                                       21,700
------------------------------------------------------------------------------

Total Operating Expenses                              23,005              45
------------------------------------------------------------------------------

NET LOSS FOR THE YEAR                            $   (23,005)    $       (45)
------------------------------------------------------------------------------

Weighted average number of
shares outstanding - basic and fully diluted      35,508,608         409,707
                                                 -----------------------------
                                                 -----------------------------

Net loss per share - basic and fully diluted     $         -        $      -
                                                 -----------------------------
                                                 -----------------------------

                                           -UNAUDITED-

                  See accompanying notes to financial statements

                                            Page Four

                       C.E.C. INDUSTRIES CORP. AND SUBSIDIARIES
                             (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
                              FOR THE THREE MONTHS ENDED
                                        JUNE 30,
                                       (UNAUDITED)
------------------------------------------------------------------------------


                                                    2003            2002
Cash Flows From Operating Activities:
  Net Loss for the period                       $ (23,005)      $      (45)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
  Stock issued for services                         21,700                -
  Changes in assets and liabilities:
  Increase in accounts payable                       1,250                -
------------------------------------------------------------------------------

Net Cash Used in Operating Activities                  (55)             (45)
------------------------------------------------------------------------------

Increase (Decrease)in cash                              (55)             (45)

Cash and Cash Equivalents - Beginning of year          495              476
------------------------------------------------------------------------------

Cash and Cash Equivalents - End of year          $     440       $      431
------------------------------------------------------------------------------

Supplementary Information
Interest paid                                    $      55       $       45
Taxes paid                                       $       -       $        -

                                           -UNAUDITED-

                      See accompanying notes to financial statements

                                            Page Five

                  C.E.C. INDUSTRIES, CORP AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FROM APRIL 1, 1999 TO JUNE 30, 2003
                                  (UNAUDITED)

                                                                       Deficit
                                                                     Accumulated
                                                        Additional      during
                             Common  Stock               Paid-In     Development
                                Shares        Amount     Capital        Stage       Totals
--------------------------------------------------------------------------------------------
Balance - April 1, 1999         187,320   $  934,090   $7,124,830   $(8,741,314)  $(682,394)

April 1999 - Stock issued for
legal services                    1,002        5,000       (2,000)                    3,000

Net loss - March 31, 2000                                              (147,178)   (147,178)
--------------------------------------------------------------------------------------------
Balance March 31, 2000          188,322      939,090    7,122,830    (8,888,492)   (826,572)

September 2000
stock issued for services        20,000      100,000      (60,000)                   40,000

October 2000
stock issued for services       200,000    1,000,000     (900,000)                  100,000

Net loss - March 31, 2001                                              (167,953)   (167,953)
--------------------------------------------------------------------------------------------
Balance - March 31, 2001        408,322    2,039,090    6,162,830    (9,056,445)   (854,525)

Net loss - March 31, 2002                                                (5,536)     (5,536)
--------------------------------------------------------------------------------------------
Balance - March 31, 2002        408,322    2,039,090    6,162,830    (9,061,981)   (860,061)

Rounding due to reverse split     1,385

Issuance of S-8 stock
for services                  3,900,000        3,900       23,400                    27,300

January 2003 - issuance of
stock for management fees    30,000,000       30,000      180,000                   210,000

Net loss - March 31, 2003                                              (241,971)   (241,971)
--------------------------------------------------------------------------------------------
Balance - March 31, 2003     34,309,707   $2,072,990   $6,366,230   $(9,303,952)  $(864,732)

Issuance of S-8 stock
for services during period    3,100,000        3,100       18,600                    21,700

Net loss for period -
June 30, 2003                                                           (23,005)    (23,005)
--------------------------------------------------------------------------------------------

Balance - June 30, 2003      33,409,707   $2,076,090   $6,384,830   $(9,326,957)  $(866,037)
--------------------------------------------------------------------------------------------

                       See accompanying notes to financial statements-

                                          Page Six

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

     Basis of Consolidation

The accompanying consolidated financial statements include the accounts of C.E.C Industries, Corp. and its wholly owned subsidiaries, as named above. All significant intercompany transactions and balances have been eliminated on consolidation
                                   Page Seven

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


3.  RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," were issued. SFAS No. 141 changes certain accounting methods used for business combinations. Specifically, it requires use of the purchase method of accounting for all business combinations, and eliminates the pooling-of-interests method. SFAS No. 142 establishes new guidance on how to account for purchased intangible assets, and for goodwill and intangible assets after a business combination is completed..
                                     Page Eight

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

                                 Page Nine

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

                                  Page Ten

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
                                                  -----------
                                                  -----------

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of June 30, 2003, the Company had net operating loss carry forwards of approximately $9,303,952 for federal and state income tax purposes. These carry forwards, if not utilized to offset taxable income begin to expire in 2018.
Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization


6.  RELATED PARTY TRANSACTIONS

On January 16, 2003, the Company issued 30,000,000 shares of its common stock to its president, Mr. Brian Dvorak for executive compensation amounting to $ 210,000.

Accounts payable includes is $ 595,516(2002 - $ 595,516) owing to the President and major shareholder of the Company.

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

                              Page Eleven

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Royalty income for the quarter ended June 30, 2003 were $0 compared to royalty income for the quarter ended June 30, 2002 of $0. There were no revenues during the quarter.

Selling, General and Administrative Expenses increased from $-45- in 2002 to $1305 in 2003 due to the company's management's inquiries concerning possible business acquisitions. Consulting Expenses increased from $0 in 2002 to $21,700 in 2003 due to management's inquiries into business acquisitions. No acquisitions have been concluded through this filing. There were no legal
expenses in 2003 or in 2002.   Interest expenses were $-0- in 2001 and $0 in
2002 due to reduction in debt during previous years.


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


C.E.C. INDUSTRIES CORP.

  /s/ Brian Dvorak
------------------------
      Brian Dvorak
  Chief Executive Officer    August 29, 2003



                                          Page Twelve

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I, Brian Dvorak, certify that;


1.       I have reviewed this quarterly report on Form 10-Q of CEC
         Industries, Corp.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                            /s/ Brian Dvorak
                             -------------------------------------------
                                             Brian Dvorak
                                        Chief Executive Officer




                         CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I, Brian Dvorak, certify that;


1.       I have reviewed this quarterly report on Form 10-Q of CEC
         Industries, Corp.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                            /s/ Brian Dvorak
                             -------------------------------------------
                                             Brian Dvorak
                                        Chief Financial Officer

August 29, 2003