Form 10QSB
period 2003-09-30
CEC INDUSTRIES CORP
filed 2003-11-20
CIK 54175

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                         FORM 10-Q
                         Quarterly Report Under Section 13 or 15(d)
                          of the Securities Exchange Act of 1934.

        For the quarter ended September 30, 2003 Commission file number 0-16734

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

For the quarter ended September 30, 2003, there were 40,409,707 shares of common stock outstanding.

                                   INDEX


PART I - FINANCIAL INFORMATION                                   Page No

     Item 1.   Financial Statements

          Consolidated Balance Sheet as of September 30, 2003
             and March 31, 2003                                   3- 4

          Statement of Operations for the Quarters
            ended September 30, 2003 and 2002                        5

          Statement of Cash Flows for the Quarters
            ended September 30, 2003 and 2002                        6

          Notes to Financial Statements                          7- 12

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation         12


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                    12

     Item 2.   Changes in Securities                                12

     Item 3.   Defaults by the Company upon its
               Senior Securities                                    12

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                     12

     Item 5.   Other Information                                    12

     Item 6.   Exhibits and Reports of Form 8-K                     12

     SIGNATURES                                                     12


                                   Page Two

                           PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                C.E.C. INDUSTRIES CORP.
                             (A DEVELOPMENT STAGE COMPANY)
                               CONSOLIDATED BALANCE SHEET
                                AS AT SEPTEMBER 30, 2003

                                            Sept. 30, 2003     March 31, 2003

     ASSETS
CURRENT ASSETS
Cash                                             $    385        $    495
                                            --------------     -----------
Total Current Assets                                  385             495

OTHER ASSETS
Oil & Gas Interests                               116,415         116,415
                                            --------------     -----------
Total Other Assets                                116,415         116,415

Total Assets                                     $116,415        $116,910
                                            --------------     -----------
                                            --------------     -----------

                        See accompanying notes to financial statements

                                            Page Three

                                C.E.C. INDUSTRIES CORP.
                             (A DEVELOPMENT STAGE COMPANY)
                               CONSOLIDATED BALANCE SHEET
                                AS AT SEPTEMBER 30, 2003

                                            Sept. 30, 2003     March 31, 2003
     LIABILITIES

CURRENT LIABILITIES
Accounts Payable                                 $773,336        $771,336
                                            --------------     -----------
Total Current Liabilities                        $773,336        $771,336

OTHER LIABILITIES
Judgement                                         207,306         207,306
                                            --------------     -----------
Total Other Liabilities                           207,306         207,306
                                            --------------     -----------
Total Liabilities                                 980,642         979,142


      EQUITY

Common Stock, $0.001 par value,
authorized 50,000,000;                          2,076,090       2,072,990
  issued and outstanding at March 31,
  2003 34,309,707 common shares;
  issued and outstanding at
  September 30, 200340,409,707 shares

Preferred Stock, $0.001 par value,
authorized 100,000,000 shares
   issued at March 31, 2002 and
   September 30, 2000  0 shares                         0               0

Additional Paid in Capital                      6,402,830       6,366,230
Retained Earnings (deficit
accumulated during
development stage                              (9,345,762)     (9,301,452)
                                            --------------     -----------
Total Stockholders' Equity                       (863,842)       (862,232)
                                            --------------     -----------
     TOTAL LIABILITIES & OWNER'S EQUITY          $116,800        $116,910
                                            --------------     -----------
                                            --------------     -----------


                                     -UNAUDITED-

                  See accompanying notes to financial statements

                                      Page Four

                                  C.E.C. INDUSTRIES CORP.
                              (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENT OF OPERATIONS
                                  FOR THE QUARTERS ENDED
                      ending September 30, 2003 and September 30, 2002

                                               September 30,    September 30,
                                                    2003            2002
     REVENUE

Royalty Income                                 $         -      $        301
                                               ------------     -------------

COSTS AND EXPENSES
General and Administrative                             55                 45
Consulting Expsnse                                 21,000                  -
                                               ------------     -------------

Total Costs and Expenses                           21,055                 45
                                               ------------     -------------

NET LOSS FOR THE YEAR                          $  (21,055)      $        (45)
                                               ------------     -------------
                                               ------------     -------------


Basic Earnings per share
number of common
shares outstanding                             38,226,374         40,831,805

Net loss per share                                     nil               nil

                                           -UNAUDITED-

                  See accompanying notes to financial statements

                                            Page Five

                                  C.E.C. INDUSTRIES CORP.
                             (A DEVELOPMENT STAGE COMPANY)
                                STATEMENT OF CASH FLOWS
                                  FOR THE QUARTERS ENDED
                      ending September 30, 2003 and September 30, 2002



CASH FLOWS FROM OPERATING ACTIVITIES
                                               September 30,    September 30,
                                                    2003            2002

Net Income or (Loss)                           $  (21,055)      $        (45)

Adjustments to Reconcile Net Loss to Net Cash
used in Operating Activities
Non cash transaction - shares issued
for services                                       21,000                  0

(Increase) Decrease in Other Assets

Increase/(Decrease) in accounts payable

Net change in cash from operations                    (55)               (45)

CASH FLOWS FROM INVESTING ACTIVITIES

Net change in cash from investment activities

CASH FLOWS FROM FINANCING ACTIVITIES

   Net cash provided by financing activities

   Balance at beginning of period                     440                431
   Net increase (decrease) in cash                    (55)               (45)
   Balance at end of period                           385                386

                                           -UNAUDITED-

                      See accompanying notes to financial statements

                                            Page Six

                         C.E.C. Industries, Corp.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS

Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September, 2003, the results of operation for the three months ended September 30, 2003 and 2002 and the cash flows for the three months ended September 30, 2003 and 2002. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2003 Annual Report on Form 10-K.


Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statement be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 2003 Annual Report on Form 10-K.

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


                                  Page Ten

                 C.E.C. Industries, Corp. and Subsidiaries
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS

4.   CAPITAL STOCK TRANSACTIONS (CONTINUED)

On April 9, 2003, the Company issued 1,000,000 shares of its Common Stock at $.007 per share per its S-8 stock plan for services rendered.

On May 6, 2003, the Company issued 100,000 shares of its Common Stock at $.007 per share per its S-8 stock plan for services rendered.

On June 17, 2003, the board of directors authorized 1,500,000 shares of the Company's Common Stock to be issued to the president for services rendered. The stock is restricted and was valued at the S-8 issue price of $.007 per share.

On June 30, 2003, the Company issued 100,000 shares of its Common Stock at $.007 per share per its S-8 stock plan for services rendered.

On July 7, 2003, the Company issued 3,000,000 shares of its Common Stock at $.007 per share per its S-8 stock plan for services rendered.


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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

Deferred tax assets
   Net operating loss carry forwards              $9,349,012
   Valuation allowance for deferred tax assets    (9,349,012)
                                                  -----------
   Net deferred tax assets                        $        -
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

On June 17, 2003, the Company issued 1,500,000 shares of its common stock to its president, Mr. Brian Dvorak for executive compensation amounting to $10,500.

Accounts payable includes is $ 595,516 (2002 - $ 595,516) owing to the President and major shareholder of the Company.

                                  Page Eleven

                 C.E.C. Industries, Corp. and Subsidiaries
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS

7.  COMMITMENTS & CONTINGENCIES

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


8.  GOING CONCERN

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Selling, General and Administrative Expenses increased from $-45- in 2002 to $21,055 in 2003 due to the company's search for business opportunities. There
were no legal expenses in 2003 or in 2002.   Interest expenses were $-0- in
2001 and $0 in 2002 due to reduction in debt during previous years.


                                PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None

Item 2. Changes in Securities
None

Item 3. Defaults by the company upon its Senior Securities
None

Item 4. Submission of Matter to a Vote of Security Holders
None

Item 5. Other Information
None

Item 6. Exhibits and Reports of Form 8-K
Exhibits
Certification 906
Certification 302



C.E.C. INDUSTRIES CORP.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


C.E.C. INDUSTRIES CORP.

  /s/ Brian Dvorak
------------------------
      Brian Dvorak
  Chief Executive Officer    November 14, 2003



                                          Page Twelve