Form 10-Q
period 2003-12-31
CEC INDUSTRIES CORP
filed 2004-02-20
CIK 54175

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                         FORM 10-Q
                         Quarterly Report Under Section 13 or 15(d)
                          of the Securities Exchange Act of 1934.

       For the quarter ended December 31, 2003 Commission file number 0-16734

                                 C.E.C. INDUSTRIES CORP.

                (Exact name of registrant as specified in its charter)


         Nevada                                                 87-0217252
        (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                     Identification No.)

         136 Arbor Way
         Henderson, Nevada                                        89074
         (Address of principal executive offices)                (Zip Code)

         Registrant's telephone number, including area code   (702) 768-2960

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                      Yes X No _____

As of December 31, 2003, there were 56,874,707 shares of common stock outstanding.

                                   INDEX


PART I - FINANCIAL INFORMATION                                   Page No.

   Item 1.   Financial Statements

     Balance Sheet as of March 31, 2003 and December 31, 2003         3-4

     Statement of Operations for the Quarters
       ended December 31, 2002 and 2003                                 5

     Statement of Cash Flows for the Quarters ended
       December 31, 2002 and 2003                                       6

     Notes to Financial Statements                                      7

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operation               7

PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings                                          8

   Item 2.   Changes in Securities                                      8

   Item 3.   Defaults by the Company upon its Senior Securities         8

   Item 4.   Submission of Matter to a Vote of Security Holders         8

   Item 5.   Other Information                                          8

   Item 6.   Exhibits and Reports of Form 8-K                           8

SIGNATURES                                                              8

                                   Page Two

                           PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
                                C.E.C. Industries Corp.
                             (A Development Stage Company)
                                     BALANCE SHEET
                                         AS AT
                          December 31, 2003 and March 31, 2003

                                    December 31, 2003         March 31, 2003
     ASSETS

CURRENT ASSETS
Cash                                  4,905.00                    495.00
Security Deposits                       400.00
                                    -----------               -----------
Total Current Assets                  5,305.00                    495.00


OTHER ASSETS
Technology Rights                    240,000.00
Oil & Gas Interests                  116,415.00                116,415.00
                                    -----------               -----------
TOTAL OTHER ASSETS                   356,415.00                116,415.00

TOTAL ASSETS                        $361,720.00               $116,910.00
                                    -----------               -----------
                                    -----------               -----------

                                           -UNAUDITED-
                          See accompanying notes to financial statements

                                            Page Three

                                   C.E.C. Industries Corp.
                                 (A Development Stage Company)
                                        BALANCE SHEET
                                            AS AT
                             December 31, 2003 and March 31, 2003

                                        LIABILITIES & EQUITY

                                                    December 31, 2003        March 31, 2003
     CURRENT LIABILITIES
Accounts Payable                                       $782,745.00            $774,336.00
Judgement                                               207,306.00             207,306.00
Notes Payable                                           150,000.00
                                                     -------------            -----------
Total Current Liabilities                            $1,140,051.00            $981,642.00

                                                     -------------            ------------
Total Current Liabilities                               976,952.00             976,952.00
                                                     -------------            ------------
                                                     -------------            ------------

     EQUITY
Common Stock-100,000,000, common stock
par value .001 authorized.
  Issued and outstanding at March 31, 2003            2,095,555.00            2,072,990.00
  34,309,707 shares; issued and                       7,374,570.00            6,366,230.00
  outstanding at December 31, 2003,
  56,874,707 shares.
Retained earnings or (Deficit accumulated
  during development stage)                         (10,248,456.00)          (9,303,952.00)
                                                     -------------            ------------

Total Stockholders' Equity                             (778,331.00)            (864,732.00)
                                                     -------------            ------------
     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY          $361,720.00             $116,910.00
                                                     -------------            ------------
                                                     -------------            ------------

                                           -UNAUDITED-
                          See accompanying notes to financial statements

                                            Page Four

                                C.E.C. Industries Corp.
                              (A Development Stage Company)
                                 STATEMENT OF OPERATIONS
                                 FOR THE QUARTERS ENDED
                       December 31, 2003 and December 31, 2002

                                                 December 31, 2003   December 31, 2002
     REVENUE

Revenue                                               160.00             0.00

    COSTS AND EXPENSES
General and Administrative                         30,685.00            45.00
Consulting                                        730,905.00             0.00
Marketing Expenses                                122,754.00             0.00

Total Costs and Expenses                          884,344.00            45.00
                                                 -----------      -----------
              Net Income or (Loss)               (884,184.00)          (45.00)
                                                 -----------      -----------
                                                 -----------      -----------

Weighted average number of common
shares outstanding                                41,555,818          408,318

    Net Loss
    Per Share                                            nil              nil

                                           -UNAUDITED-
                          See accompanying notes to financial statements

                                            Page Five

                                 C.E.C. Industries Corp.
                               (A Development Stage Company)
                                 STATEMENT OF CASH FLOWS
                                       FOR PERIOD
                                 FOR THE QUARTERS ENDED
                        December 31, 2003 and December 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
                                                 December 31, 2003   December 31, 2002
Net Income or (Loss)                               (884,184.00)             (45.00)

Adjustments to Reconcile Net Income to
Net Cash Provided

Non cash expenses due to stock issues               730,695.00                0.00
(Increase) Decrease in Prepaid Expenses                (400.00                0.00
Increase/(Decrease) in Current Liabilities            8,409.00                0.00
                                                  ------------        ------------
   Net Cash provided by Operating Activities       (145,480.00)             (45.00)


CASH FLOWS FROM INVESTING ACTIVITIES

   Net cash provided from Investing Activities      150,000.00                0.00
                                                  ------------        ------------
                                                    150,000.00                0.00

CASH FLOWS FROM FINANCING ACTIVITIES

   Net Cash provided by Financing Activities              0.00                0.00
                                                  ------------        ------------
                                                          0.00                0.00

   Balance at beginning of period                       385.00              386.00
   Net Increase (Decrease) in cash                   4,520.00              (45.00)
   Balance at end of period                           4,905.00              341.00

   Supplementary Information                              0.00                0.00

   Interest paid                                        110.00               45.00
   Taxes paid                                             0.00                0.00

                                           -UNAUDITED-
                          See accompanying notes to financial statements

                                            Page Six

                              C.E.C. INDUSTRIES CORP.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 2003 the results of operation for the nine months ended December 31, 2003 and 2002 and the cash flows for the nine months ended December 31, 2003 and 2002. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2002 Annual Report on Form 10-K.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Royalty income for the quarter ended December 31, 2003 was $0 compared to royalty income for the quarter ended December 31, 2002 of $382. Sales from paycards, a new business segment, were $160 for the quarter ended
December 31, 2003.

Selling, General and Administrative Expenses increased from $45 in 2002 to $30,685 in 2003. The increase is attributed to the acquisition of PayCard Solutions, Inc. Consulting expenses were $0 in 2002 and were $730,905 in 2003. This is attributed to the acquisition of PayCard Solutions, Inc.

                              Page Seven

                         C.E.C. INDUSTRIES CORP.

                       PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None

Item 2. Changes in Securities
None

Item 3. Defaults by the company upon its Senior Securities
None

Item 4. Submission of Matter to a Vote of Security Holders
None

Item 5. Other Information
None

Item 6. Exhibits and Reports of Form 8-K
The company filed two 8-K's during this period. One filing reported a change in the company's auditor. The other filing reported the acquisition of PayCard Solutions, Inc., a firm that specializes in the electronic payment solutions market.


                              C.E.C. INDUSTRIES CORP.

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C.E.C. INDUSTRIES CORP.



By:  /s/ Brian Dvorak                 Dated: February 19, 2004
     ---------------------
     Brian Dvorak, President