Form 10-K
period 2004-03-31
CEC INDUSTRIES CORP
filed 2004-08-11
CIK 54175

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

                         For the fiscal year ended: March 31, 2004

                              Commission File Number: 0-16734

                                    C.E.C. INDUSTRIES CORP.

                    (Exact name of registrant as specified in its charter)


                  Nevada                                      87-0217252
          (State  or  other jurisdiction of                (I.R.S. Employer
            incorporation or organization)                Identification No.)

                2999 N.E. 191st Street, PH2
                Aventura, FL                                 33180


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

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value (the average bid and asked prices) of the voting stock held by non-affiliates of the registrant on August 9, 2004 was approximately $717,496.

The number of shares of Common Stock, $0.001 par value, outstanding on August 9, 2004 was 56,724,707 shares.

                                     PART I

ITEM  1. BUSINESS

(a) General

C.E.C. Industries Corp. is a Nevada corporation with principal and executive offices located at 2999 N.E. 191st Street, Penthouse 2, Aventura, FL 33180, telephone (866) 820-5139. C.E.C. Industries Corp. and it's consolidated subsidiaries are referred to as either C.E.C. or the Company. C.E.C. is currently engaged in seeking an acquisition or merger candidate. C.E.C.
was incorporated as Justheim Petroleum Company in Nevada in 1952. C.E.C. Management Corp. was merged into Justheim Petroleum Company effective December 31, 1986, and was renamed C.E.C. Industries Corp. Prior to the merger, Justheim had historically engaged in the business of acquiring, holding and selling oil and gas leaseholds and retaining overriding royalty rights. C.E.C. Management Corp. primarily was in the business of engineering consulting and designing and marketing customized minerals processing systems and equipment. The Company is currently not engaged in a primary business and is seeking an acquisition or merger candidate.


Executive Offices

C.E.C.'s executive offices are located at 2999 N.E. 191st Street, Penthouse 2, Aventura, Florida 33180.

EMPLOYEES

Currently, the Companies sole employees are the members of its Board of Directors. The Company intends to hire additional employees as needed in the future.

ITEM  2. PROPERTIES

C.E.C. does not currently lease or rent office space.

ITEM  3. LEGAL PROCEEDINGS

On September 2, 1998, a judgement was entered in United States District Court, District of Utah, Central Division, against C.E.C. Industries, Inc. in favor of George A. Matthews, Jr. a former President and Director of C.E.C. Industries. The judgement entered was in the amount of $207,306.93. The judgement award was to compensate Mr. Matthews for monies allegedly owed to him on his Employment Agreement, from an alleged wrongful stop transfer, interest, and attorney's fees. The company has been unable to post a bond. The judgement has been recorded in several states under the Sister State Judgement Act.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the Company's fiscal year ended March 31, 2004

                                      PART II

ITEM  5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Company's Common Stock is quoted on the Pink Sheets under the symbol CECC. The following table sets forth the quarterly high and low bid prices for the Company's Common Stock during the last two fiscal years of the Company, as reported by the National Quotations Bureau. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                   2004              2003                 2002
              High      Low       High      Low       High      Low
1st Quarter    .52      .05        .12      .006      $.075    $.025
2nd Quarter    .40      .18        .06      .002       .01      .003
3rd Quarter    .25      .12        .045     .002       .025     .01
4th Quarter    .17      .013       .17      .04        .03      .01
Yearly        0.520    0.013     0.17     0.002      0.075     0.003

No dividend was declared or paid by the Company during fiscal year 2004, 2003 or 2002. A decision to pay dividends in the future will depend upon the Company's profitability, need for liquidity and other financial considerations. There are over 1,500 shareholders of the 58,724,707 outstanding shares, as of August 9, 2004.


ITEM  6.   SELECTED FINANCIAL DATA

                     2004         2003      2002          2001           2000

Revenue from
continuing
operations             0            0      $1,721        $10,305       $5,253

Revenue from
discontinued
operations             0            0           0              0            0

Net income (loss)
from
continuing
operations    (1,317,947)   ($241,471)    $(5,536)     $(167,953)   $(147,178)

Net gain/ loss
From Discontinued
operations             0            0           0              0            0

Gain/loss per
common share:
Continuing
operations                       (.03)       (.00)       (.01)           (.01)
Discontinued
operations          0.00         0.00        0.00        0.00            0.00

Total Assets    $384,922     $116,910    $116,891       $117,727     $121,953

Long term
obligations            0            0           0              0            0

Cash dividends per
     common share      0            0           0              0            0

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and the notes thereto.

Overview

The company has continued to go through major transitions pertaining to direction and continued operations. During fiscal 2004, the Company earned no revenues.

On November 30, 2003, CEC entered into an Acquisition and Financing Agreement with PayCard Solutions, Inc., pursuant to which CEC's subsidiary, Paycard Unlimited, Inc. purchased all of the outstanding shares of PayCard in consideration for the issuance of 3,000,000 CEC shares to the PayCard shareholders and 200 shares or twenty (20%) percent of the Subsidiary's outstanding shares, whichever is greater. Pursuant to the Agreement, CEC agreed to lend a total of $250,000 to PayCard for a term of one year with eight (8%) interest which shall be secured by Paycard. A total of $250,000 was loaned to PayCard pursuant to this agreement through loan secured by CEC and of such amount a total of $53,150 was provided by an independent entity. The Company has subsequently discovered that a shareholder of such entity was indicted for bank fraud and related charges in federal court in California. The individual has provided information confirming that loan proceeds from the entity have no connection to the pending criminal case against the
individual.   The Company is in the process of attempting to obtain
independent verification to confirm the source of funds loaned by the individual through the entity. Once the Company completes its due diligence and obtains additional relevant information from the individual and the entity, it will take all necessary and appropriate steps to protect the interests of the Company with respect to these funds.

As a precautionary measure, the Company has determined that it is appropriate to take immediate steps to sever its relationship with both the individual and the entity as well as any other companies affiliated with the individual, and return, to the extent practicable, the parties to the original positions they were in before the transactions were effected. To effect this separation, both the individual and the entity have agreed to assign the portion of the note ($53,150) paid by the entity to the entity. The entity, the individual and any other companies affiliated with the individual have also agreed to return all of the CEC shares owed by them to the Company and have agreed to release the Company from any obligations owed to the entity, the individual and his affiliated entities. To date this agreement has been entered into but these shares have not been canceled of record.

Due to this situation, Paycard refused to provide its financial statements to the Company so that the Company could complete its audited financial statements for its March 31, 2004 10KSB. Therefore, the Company assigned eighty-five (85%) percent of its ownership interest in Paycard to Knightsbridge Holding, LLC, which has been providing and will continue to provide funding to the Company. Upon completion of such assignment, the Company will only own fifteen (15%) percent of PayCard and will no longer be required to provide an audit for PayCard

The Company also entered into an Asset Purchase Agreement with CEC Asset Reclamation Corp. to sell the balance of its remaining assets for a total purchase price of 80 % of net proceeds in the liquidation of these assets.

Liquidity and Capital Resources

Cash requirements of C.E.C. have been met by funds provided from (a) borrowing. The ratio of current assets to current liabilities at March 31, 2004 was .01 to 1 compared to .06 to 1 at March 31, 2003. The working capital of the Company as of March 31, 2004, was ($1,202,449). The working capital at March 31, 2003 was ($981,147). Cash was $13,507 at fiscal 2004 year end versus $495 at fiscal 2003 year end versus $476 at fiscal 2002 year end.

Analysis of Operating, Investing and Financing Activities During 2004.

During 2004, the Company increased its accounts payable by $789,950 compared. to 2003 $774,336 where it increased its accounts payable by $15,614. During 2004, the Company moved its recorded $207,306 judgment awarded George Matthews Jr. from long term debt to current liabilities. It recorded additional long term debt from notes payable of $218,700. There were no accounts receivable as March 31, 2004, March 31, 2003 or for March 31, 2002.


Borrowing Activities

During the past three years, the Company's operations and investing activities have been financed extensively from borrowings. Borrowings have been approximately $218,700, $2,190, $23,727 and $145,521 in fiscal years 2004, 2003, 2002 and 2000, respectively.


Results of Operations

Fiscal Year 2004 Compared to Fiscal Year 2003

Revenues. The Company's revenues remained at $0 for 2004 from $-0- in 2003.

Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses increased from $4,671 in 2003 to $23,542 in 2004, an increase of $18,871. Selling, General and Administrative Expenses (S,G&A) net increases were primarily attributable to activity of the company Consulting expenses were $27,300 in 2003 and $1,049,405 in 2004. The increase in consulting expenses is the result of management activity to establish a viable business operation. Executive Compensation was $-0- in 2002 and $210,000 in 2003 and $0 in 2004. Legal expenses were $-0- in 2004 and 2003.

Interest Expense. Interest expense for the Company was from $0 in 2002 to $0 in 2003 and remained at $0 in 2004

Other Income and Expense. Other income and expense for the Company was from $0 in 2002 and $0 in 2003 and increased in 2004 to $245,000 including write-offs of notes receivable.

Gain or Loss on Sale of Assets. There was no gain or loss on sale of assets for the Company in 2002, 2003 or 2004.

Gain or Loss from Discontinued Operations. There was no gain or loss from discontinued operations during 2002, 2003 or 2004.

Gain or Loss on Disposal of Discontinued Operations. There was no Gain or loss from disposal of discontinued operations during 2002, 2003 or 2004.


ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Financial Statement Schedules appearing on F-1 to F-25 of this Form 10-K Annual Report.

In addition as mentioned in Item 7. there were a number of events that occurred subsequent to the balance sheet date. Accordingly, management has prepared these unaudited pro forma statements to illustrate the effects on the March 31, 2004 financial statements had these events been known or transpired prior to March 31, 2004.

                      C.E.C. INDUSTRIES, CORP. AND SUBSIDIARIES
                             (A DEVELOPMENT STAGE COMPANY)
                               PRO FORMA BALANCE SHEET
                                        AS AT
                                   MARCH 31, 2004

                                                 March 31, 2004
     ASSETS
CURRENT
Cash                                               $ 13,507.00
                                                --------------

Total Current Assets                                 13,507.00
                                                --------------

LIABILITIES & EQUITY

LIABILITIES
     CURRENT LIABILITIES
Accounts Payable                                 $   34,926.00
Judgement Payable                                   207,306.00
Convertible notes payable                           218,700.00
                                                --------------

Total Current Liabilities                        $  460,932.00
                                                --------------

EQUITY

Common Stock                                      2,091,305.00
Additional Paid in Capital                        7,654,620.00
Retained Earnings                               (10,193,350.00)
                                                --------------

Total Equity                                       (447,425.00)
                                                --------------

TOTAL LIABILITIES EQUITY                         $   13,507.00
                                                --------------
                                                --------------

                                   Unaudited

                       C.E.C. INDUSTRIES, CORP. AND SUBSIDIARIES
                                (A DEVELOPMENT STAGE COMPANY)
                           PRO FORMA STATEMENT OF OPERATIONS
                                      FOR YEAR ENDING
                                       March 31, 2004

                                                 March 31, 2004
ROYALTY REVENUE                                          0.00
                                                -------------

OPERATING EXPENSES

Consulting fees                                  1,049,405.00
Management fees                                          0.00
General and Administrative                          23,542.00
                                                --------------
Total Operating Expenses                         1,072,947.00
                                                --------------
OPERATING LOSS                                  (1,072,947.00)
                                                --------------
OTHER ITEMS
Write off of notes receivable                     (200,000.00)
Writedown of technology rights                    (300,000.00)
                                                --------------
                                                  (505,000.00)
                                                --------------

NET LOSS                                        (1,572,947.00)
                                                --------------
                                                --------------

Weighted average number of shares outstanding -
basic and fully diluted                            44,444,885

Net Loss per share - basic and fully diluted      $     (0.03)


                                   Unaudited


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and Officers of the Company as of August 9, 2004 are as follows:

Name and Address                                Position Held

Jeffrey Sternberg                           Chairman of the Board,
2999 N.E. 191st Street, PH2                 Chief Executive Officer,
Aventura, FL 33180                          President, Principal Financial
                                            Officer, Principal Accounting
                                            Officer, Secretary/Treasurer

Craig Press                                 Director
150-38 12th Avenue
Staten Island, NY 10301

JEFFREY I. STERNBERG was appointed as our Executive Vice President and as a member of our Board of Directors in March 2004 and was appointed as our President, Chief Executive Officer, Chief Financial Officer and as a member of our Board of Directors on July 16, 2004. Since June 2002, Mr. Sternberg has been the managing member of Phoenix Capital Partners, LLC a financial investment company located in Hollywood, Florida. Prior to his acquiring Phoenix Capital Partners, LLC, he worked for Atico International based in South Florida. Atico is a specialty importer of goods. Mr. Sternberg spent over two decades working with mass merchandisers, drug chains and specialty stores and consulting with regional and national buyers to distribute goods throughout the United States and Asia. Additionally, Mr. Sternberg served these and other customers by managing their imports and exports of products, arranging for the financing and the manufacturing of a wide variety of retail merchandise. Mr. Sternberg attended the University of Miami.

CRAIG PRESS was appointed to our Board of Directors on July 16, 2004. From 1996 to the present, Mr. Press has been the Vice President and head of operations for Georal International, Corp. and AJR International, Ltd., both located in Whitestone, New York. His responsibilities include the oversight and management of day to day operations of the company's employees, its sales, marketing, public relations and construction, of all of the company's products and services. Additionally, he is responsible for the day to day operations of the company's California facility and its personnel as well.
Mr. Press also maintains control of the company's contacts with federal, state and municipal organizations as well as major real estate, banking and industrial corporations. Mr. Press is also a security consultant for anti-terrorism perimeter security, employee entrance and egress, fire, building and safety codes and negotiates all labor contracts with the New York City unions with which his company interacts.


ITEM 11. EXECUTIVE COMPENSATION

The Compensation which the Company paid to the President for services in all capacities and for the fiscal years indicated, was as follows:

Name and Principal Position             Year    Salary              Other

Jeffrey Sternberg                       2004    $      0
Craig Press                             2004    $      0
Brian Dvorak                            2004    $      0
Brian Dvorak                            2003    $210,000
Brian Dvorak                            2002    $      0
Brian Dvorak                            2001    $      0
Brian Dvorak                            2000    $      0

Brian Dvorak resigned as President, CEO, CFO and as a member of the Board of Directors of the Company in July 2004. Brian Dvorak received no compensation for his services in 2000, 2001 or 2002. In fiscal year ending March 31, 2003, he received 30,000,000 shares of the company's common stock valued at $210,000 for services rendered. No compensation was recorded in 2004.

STOCK AWARD PLAN

On November 29, 2002, the company established a Stock Award Plan to promote the interests of the Company and its Subsidiaries and shareholders by using investment interests in the Company to attract, retain and motivate its key officers, employees, directors, advisors and consultants to encourage and reward their contributions to the long range performance goals of the Company and to link their compensation interests with the long term interests of the Company and its shareholders. The Company had issued 3,900,000 shares of its common stock under the plan as at March 31, 2004. No additional shares were recorded in 2004.

EMPLOYEE BENEFIT PLAN

None.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL STOCK OWNERSHIP

The following table sets forth, as of August 9, 2004, Common Stock ownership of (1) the directors of the Company, (2) the only persons known to management to be the beneficial owners of more than five percent of the Common Stock of the Company, and (3) the Company's directors and officers as a group:

                                        Amount and               Options
                                         Nature of               or Other
Title of      Name and Address           Beneficial   Percent    Beneficial
  Class     of Beneficial Owner(1)     Ownership of    Class     Owners(2)(3)

Common       Jeffrey Sternberg                   0        0%
Common       Craig Press                         0        0%
Common       Brian Dvorak(4)             7,475,000       12.73%


(1) Addresses are furnished only for those beneficial owners of 5% or more of the Company's Common Stock.
(2) All beneficial owners have sole voting and investment power over all of the shares they own, except as indicated in column five and these footnotes.
(3) The amounts in column three include the amounts in column five.
(4) Mr. Dvorak has entered into a resignation agreement and release agreement with the Company pursuant to which he has resigned as President, CEO, CFO, Secretary and Board of Directors of the Company. In addition, pursuant to such agreement, Mr. Dvorak agreed to return 2,475,000 shares of the 7,475,000 shares that he currently holds in the Company. To date the agreement has been entered into but the shares have not been canceled of record.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 14. PRINCIPAL ACCOUNTANTING FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended March 31, 2004, we were billed approximately $4,500.00 for professional services rendered for the audit of our financial statements. We also were billed approximately $3,000.00 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended
March 31, 2004.

Tax Fees

For the Company's fiscal year ended March 31, 2004, we were billed $-0- for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended March 31, 2004.

ITEM 15.  EXHIBITS AND REPORTS ON FORM 8K

     (a)  Exhibits:

          None

     (b)  Reports of Form 8-K filed in fourth quarter of the fiscal year:

          None


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C.E.C. INDUSTRIES CORP.


By:  /s/ Jeffrey Sternberg                  Dated: August 9, 2004
     ---------------------
         Jeffrey Sternberg,
         Chief Executive Officer

                          FINANCIAL STATEMENTS
                              March 31, 2003
                                    and
                              March 31, 2002

                             TABLE OF CONTENTS

                                                                    PAGE

     Independent Auditors' Report

     Consolidated Balance Sheet as at March 31, 2003
        and March 31, 2004                                         F-2

     Consolidated Statement of Operations for the Years
        ended March 31, 2003 and March 31, 2004                    F-3

     Consolidated Statement of Changes in Stockholders'
        Equity for years ended March 31, 2003 and March 31, 2004   F-4

     Consolidated Statement of Cash Flows for the years ended
        March 31, 2003 and March 31, 2004                          F-5

    Notes to Financial Statements                                  F-6 TO F-11

                             Russell & Atkins, PLC
                          Certified Public Accountants


To the Stockholders and Board of Directors
C.E.C. Industries Corp.


We have audited the accompanying balance sheet of C.E.C. Industries Corp. (a development stage company) as of March 31, 2004, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not examine the financial statements of the Company prior to April 1, 2002, and these statements were audited by the other auditors whose report dated April 5, 2002, has been furnished to us and contained a paragraph describing their concerns regarding the ability of the Company to continue as a going concern.

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

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of C.E.C. Industries Corp. as of March 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred accumulated losses since inception of $10,619,659. These factors as discussed in Note 8 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Russell & Atkins, PLC
------------------------------
/s/ Russell & Atkins

Edmond, Oklahoma
July 12, 2004


                          P O Box 1035, Edmond, Oklahoma  73083
                 Telephone: 405 209-5485 Fax: 405 843-9975

                      C.E.C. INDUSTRIES, CORP. AND SUBSIDIARIES
                             (A DEVELOPMENT STAGE COMPANY)
                               CONSOLIDATED BALANCE SHEET
                                        AS AT
                            MARCH 31, 2004 and MARCH 31, 2003

                                                 March 31, 2004 March 31, 2003
     ASSETS
CURRENT
Cash                                               $ 13,507.00     $    495.00
Prepaid expenses                                             -               -
                                                --------------   -------------

Total Current Assets                                 13,507.00          495.00
                                                --------------   -------------


OTHER
Oil & Gas Interests                                 116,415.00      116,415.00
Technological rights                                225,000.00               -
                                                --------------   -------------


Total Other Assets                                 $371,415.00     $116,415.00
                                                --------------   -------------


TOTAL ASSETS                                       $384,922.00     $116,910.00
                                                --------------   -------------
                                                --------------   -------------


LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Accounts Payable                                 $  789,950.00     $774,336.00
Judgement Payable                                   207,306.00      207,306.00
Convertible notes payable                           218,700.00               -
                                                --------------   -------------

Total Current Liabilities                        $1,215,956.00     $981,642.00
                                                --------------   -------------


STOCKHOLDERS' EQUITY

Preferred stock, par value $.001, convertible
authorized - 100,000,000
issued and outstanding - none
Common stock, par value $.001, authorized -
50,000,000
issued and outstanding 58,724,707
(2003 - 34,309,707                                2,097,405.00    2,072,990.00

Additional Paid in Capital                        7,691,220.00    6,336,230.00

Deficit accumulated during
development stage                               (10,619,659.00)  (9,303,952.00)
                                                --------------   -------------


Total Stockholders' Equity                         (831,034.00)    (864,732.00)
                                                --------------   -------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $384,922.00     $116,910.00
                                                --------------   -------------
                                                --------------   -------------

                       See accompanying notes to financial statements

                       C.E.C. INDUSTRIES, CORP. AND SUBSIDIARIES
                                (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED STATEMENT OF OPERATIONS
                                      FOR YEARS ENDING
                            March 31, 2004 and March 31, 2003

                                                 March 31, 2004 March 31, 2003

ROYALTY REVENUE                                          0.00             0.00
                                                --------------   -------------

OPERATING EXPENSES

Consulting fees                                  1,049,405.00        27,300.00
Management fees                                          0.00       210,000.00
General and Administrative                          23,542.00         4,671.00
                                                --------------   -------------
Total Operating Expenses                         1,072,947.00       241,971.00
                                                --------------   -------------
OPERATING LOSS                                  (1,072,947.00)     (241,971.00)
                                                --------------   -------------
OTHER ITEMS
Write off of notes receivable                     (200,000.00)            0.00
Writedown of technology rights                     (45,000.00)            0.00
                                                --------------   -------------
                                                  (245,000.00)
                                                --------------   -------------

NET LOSS                                        (1,317,947.00)     (241,971.00)
                                                --------------   -------------
                                                --------------   -------------

Weighted average number of shares outstanding -
basic and fully diluted                            44,444,885        7,552,447

Net Loss per share - basic and fully diluted      $     (0.03)      $    (0.01)

                       See accompanying notes to financial statements

                  C.E.C. INDUSTRIES, CORP. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FROM APRIL 1, 1999 TO MARCH 31, 2004

                                                                       Deficit
                                                                     Accumulated
                                                        Additional      during
                             Common  Stock               Paid-In     Development
                                Shares        Amount     Capital        Stage       Totals
-------------------------------------------------------------------------------------------
Balance - April 1, 1999         187,320   $  934,090   $7,124,830  $(8,741,314) $(682,394)

April 1999 - Stock issued for
legal services                    1,002        5,000       (2,000)                  3,000

Net loss - March 31, 2000                                             (147,178)  (147,178)
-------------------------------------------------------------------------------------------
Balance March 31, 2000          188,322      939,090    7,122,830   (8,888,492)  (826,572)

September 2000
stock issued for services        20,000      100,000      (60,000)                 40,000

October 2000
stock issued for services       200,000    1,000,000     (900,000)                100,000

Net loss - March 31, 2001                                             (167,953)  (167,953)
-------------------------------------------------------------------------------------------
Balance - March 31, 2001        408,322    2,039,090    6,162,830   (9,056,445)  (854,525)

Net loss - March 31, 2002                                               (5,536)    (5,536)
-------------------------------------------------------------------------------------------
Balance - March 31, 2002        408,322    2,039,090    6,162,830   (9,061,981)  (860,061)

Rounding due to reverse split     1,385

Issuance of S-8 stock
for services                  3,900,000        3,900       23,400                  27,300

January 2003 - issuance of
stock for management fees    30,000,000       30,000      180,000                 210,000

Net loss - March 31, 2003                                             (241,971)  (241,971)
-------------------------------------------------------------------------------------------
Balance - March 31, 2003     34,309,707    2,072,990    6,366,230   (9,303,952)  (864,732)

Issuance of S-8 stock
for services during period   16,815,000       16,815      917,590                 934,405

Issuance of 144 stock
for services                  4,600,000        4,600      110,400                 115,000

Issuance of 144 stock for
technology rights             3,000,000        3,000      297,000                 300,000

Net loss - March 31, 2004                                           (1,317,947)(1,317,947)
-------------------------------------------------------------------------------------------
Balance - March 31, 2004     58,724,707    2,097,405    7,691,220  (10,621,899)  (833,276)

                       See accompanying notes to financial statements
                                            F-4

                       C.E.C. INDUSTRIES, CORP. AND SUBSIDIARIES
                               (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                    FOR THE YEARS ENDED
                             March 31, 2004 and March 31, 2003

                                                 March 31, 2004 March 31, 2003
Cash Flows From Operating Activities:
Net Loss for the period                          $(1,317,947.00)  $(241,971.00)
Adjustments to Reconcile Net Loss to Net
Cash used in operating activities:
Stock issued for services                          1,049,405.00     237,300.00
Writedown of technology rights                        45,000.00
Acquisition of technology rights for stock           300,000.00

Change in assets and liabilities:
Increase in prepaid expenses
Increase in accounts payable                          17,854.00       4,690.00
                                                    -----------    -----------
Net Cash Used in Operating Activities                 94,312.00          19.00
                                                    -----------    -----------

Cash Flows From Investing Activities
Acquisition of technology rights                    (300,000.00)
                                                    -----------    -----------

Net Cash Used In Investing Activities               (300,000.00)
                                                    -----------    -----------

Cash Flows From Financing Activities
Notes Payable                                        218,700.00
                                                    -----------    -----------

Net Cash Provided by Financing Activities            218,700.00

Change in Cash                                        13,012.00          19.00

Cash and Cash Equivalents - Beginning of year            495.00         476.00
                                                  -------------    -----------

Cash and Cash Equivalents - End of year             $ 13,507.00   $     495.00
                                                  -------------    -----------

Supplementary Information
Interest Paid                                    $     195.00     $     180.00
Taxes Paid                                       $       0.00     $       0.00

                       See accompanying notes to financial statements
                                            F-5

                 C.E.C. Industries, Corp. and Subsidiaries
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS

 1.  General

     Business and Principles of Consolidation

The consolidated financial statements include the accounts of C.E.C. Industries Corp. (the Parent) and its subsidiaries, Custom Environmental International, Inc. ("CEI") (80% owned the reduction in ownership of CEI from 90% was due to the issuance of additional shares of common stock to employees in lieu of salaries), Plata Oro (57% owned), Moonridge Development Corp. (100% owned), Sterling Travel (100% owned), Microsphere Technology (100% owned), Islet Transplant Technology (100% owned), Mid-Nevada Art, Inc. (100% owned) and Basia Holding, Inc. (100% owned.). During the fiscal year 1996, the Sterling Travel (100%) purchase was canceled due nonperformance by Sterling Travel. During the fiscal year 1996, Microshpere Technology (100%) and Islet Transplant Technology (100%) operations were discontinued. During the fiscal year 1997, the Company sold Moonridge Development Corp. Custom Environmental International, Inc. is developing and marketing a carbon regeneration furnace. Plata Oro is involved in minerals exploration but has been inactive for several years. Moonridge Development Corp. develops unimproved land in Las Vegas, Nevada. Sterling Travel is a travel agency in Boca Raton, Florida. Microsphere Technology and Islet Transplant Technology are engaged in research and development of medical technology. Mid-Nevada Art, Inc. purchases artworks for lease and rental. Basia Holding, Inc. holds title by quitclaim deed to approximately 9,000 unencumbered acres of land and coal reserves. All subsidiaries are inactive and the Company does not expect any operations in aforementioned subsidiaries in the future. The books and records of the Company already reflect the writedown of investments in these subsidiaries in prior years.


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


 3.  RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," were issued. SFAS No. 141 changes certain accounting methods used for business combinations. Specifically, it requires use of the purchase method of accounting for all business combinations, and eliminates the pooling-of-interests method. SFAS No. 142 establishes new guidance on how to account for purchased intangible assets, and for goodwill and intangible assets after a business combination is completed.

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

 4.  TECHNOLOGY RIGHTS

On December 30, 2003 the Company acquired certain technology rights from PayCard, a company providing payroll debit cards to employers and individuals. This purchase was part of a purchase of 80% of the common stock of PayCard. However, this acquisition was short lived and the shares reverted back to the original owners before the year end. The Company however retained the technology rights to the software which were subsequently sold in June 2004 for reduction of certain debt of the Company for $ 255,000. The writedown of the technology rights has been reflected in the operating statement of the Company.

 5.  CAPITAL STOCK TRANSACTIONS

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

 5.   CAPITAL STOCK TRANSACTIONS (CONTINUED)

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

During the year ended March 31, 2004 the Company issued a total of 19,665,000 to consultants and management for consulting services rendered at a prices of $ .027 and $ .007 respectively.

On December 30, 2003 the Company issued 3,000,000 shares of restricted common stock for certain technology rights at a price of $ .10 per share.

From January 2004 to March 31, 2004 the Company issued a total of 1,700,000 shares of restricted common stock to consultants at a price of $ .007 per share.

 6.  CONVERTIBLE NOTES PAYABLE

On November 1, 2003, the Company issued $ 150,000 in convertible notes payable in connection with certain advances. These advances were subsequently increased to $ 218,700. The notes bear interest at the rate of 6.5% interest and are due November 1, 2004. These notes are convertible into common stock based 70% of the average of the lowest of three days trading during the five days preceding the conversion or the average of the lowest three days trading prices during the five days preceding the funding dates of these notes.

 7.  INCOME TAXES

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

Deferred tax assets
   Net operating loss carry forwards             $10,619,659
   Valuation allowance for deferred tax assets   $10,619,659)
                                                 ------------
   Net deferred tax assets                       $         -
                                                 ------------
                                                 ------------

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of March 31, 2004, the Company had net operating loss carry forwards of approximately $10,619,659 for federal and state income tax purposes. These carry forwards, if not utilized to offset taxable income begin to expire in 2018.
Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization

                 C.E.C. Industries, Corp. and Subsidiaries
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS

 8.  RELATED PARTY TRANSACTIONS

On June 17, 2003, the Company issued 1,500,000 shares of its common stock to its president, Mr. Brian Dvorak for executive compensation amounting to $ 10,500.

Accounts payable includes $595,516 (2003- $595,516) owing to the President and major shareholder of the Company.

 9.  COMMITMENTS & CONTINGENCIES

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

10.  GOING CONCERN

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

11.  SUBSEQUENT EVENTS

In June, 2004, the Company exchanged its remaining interest in certain technology rights, acquired on December 30, 2003, for the reduction of debt totaling $255,000.

In July, 2004 the Company entered into agreements to sell its remaining assets.

The company has prepared unaudited pro forma financial statements to reflect these events had they transpired or been known prior to March 31, 2004.
See Item 8 of the Company's 10K for March 31, 2004.