Form 10QSB
period 2004-06-30
CEC INDUSTRIES CORP
filed 2004-08-16
CIK 54175

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                      FORM 10-Q
                         Quarterly Report Under Section 13 or 15(d)
                          of the Securities Exchange Act of 1934.

                            For the quarter ended June 30, 2004
                               Commission file number 0-16734

                                 C.E.C. INDUSTRIES CORP.

                   (Exact name of registrant as specified in its charter)


                   Nevada                                      87-0217252
        (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                    Identification No.)


         2999 N.E. 191st street, Penthouse 2,
         Aventura, FL                                             33180
        (Address of principal executive offices)                (Zip Code)

        Registrant's telephone number, including area code   (866) 820-5139


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                      Yes X No _____

As of August 16, 2004 there were 58,724,707 shares of common stock outstanding.

                                   INDEX


PART I - FINANCIAL INFORMATION                                   Page No.

   Item 1.   Financial Statements

        Balance Sheet as of June 30, 2004 and
            March 31, 2004                                        3-4

        Statement of Operations for the quarters
            ended June 30, 2004 and March 31, 2004                  5

        Statement of Cash Flows for the three months ended
            June 30, 2004 and 2003                                  6

          Notes to Financial Statements                          7-12
     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation        13


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                   14

     Item 2.   Changes in Securities                               14

     Item 3.   Defaults by the Company upon its
               Senior Securities                                   14

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                    14

     Item 5.   Other Information                                   14

     Item 6.   Exhibits and Reports of Form 8-K                    14

     SIGNATURES                                                    14

                                   Page Two

                           PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
                                C.E.C. Industries Corp.
                             (A Development Stage Company)
                                     BALANCE SHEET
                                          AS AT
                            June 30, 2004 and March 31, 2004

                                  June 30, 2004             March 31, 2004
     ASSETS
CURRENT ASSETS
Cash                                     455.00                 13,507.00
                                    -----------               -----------
Total Current Assets                     455.00                 13,507.00


OTHER ASSETS
Oil & Gas Interests                                            116,415.00
Technology Rights                                              255,000.00
                                    -----------               -----------
TOTAL OTHER ASSETS                         0.00                371,415.00

TOTAL ASSETS                        $    455.00               $384,922.00
                                    -----------               -----------
                                    -----------               -----------

                                     -UNAUDITED-

                  See accompanying notes to financial statements

                                            Page Three

                                   C.E.C. Industries Corp.
                                 (A Development Stage Company)
                                        BALANCE SHEET
                                            AS AT
                                June 30, 2004 and March 31, 2004

                                      LIABILITIES & EQUITY
                                                   June 30, 2004     March 31, 2004
     CURRENT LIABILITIES

Accounts Payable                                   $ 39,926.00       $789,950.00
Judgement payable                                   207,306.00        207,306.00
Convertible notes payable                           231,200.00        218,700.00
                                                   -----------     -------------
Total Current Liabilities                          $478,432.00     $1,215,956.00
                                                   -----------     -------------
Total Liabilities                                  $478,432.00     $1,215,956.00


     EQUITY

Common Stock-50,000,000 common shares par
value .001 authorized.  Issued and
outstanding at March 31, 2004                      2,097,405.00     2,097,405.00
58,724,707 shares.  Issued and
outstanding at June 30, 2004                       7,691,220.00     7,691,220.00
58,724,707 shares.

Retained earnings, or (Deficit accumulated
during development stage)                        (10,266,602.00)  (10,619,659.00)
                                                 ---------------  ---------------
Total Stockholders' Equity                         (477,977.00)     (831,034.00)
                                                 ---------------  ---------------
     TOTAL LIABILITIES & OWNER'S EQUITY            $116,891.00      $116,801.00
                                                 ---------------  ---------------
                                                 ---------------  ---------------

                                           -UNAUDITED-

                                            Page Four

                                C.E.C. Industries Corp.
                              (A Development Stage Company)
                                 STATEMENT OF OPERATIONS
                                 FOR THE QUARTERS ENDED
                         ending June 30, 2004 and March 31, 2004

                                                 June 30, 2004   March 31, 2004
     REVENUES
Interest Income                                      1,333.00             0.00

    COSTS AND EXPENSES
Selling, General and Administrative                  1,885.00         1,305.00
Consulting                                           5,000.00        21,700.00

Total Costs and Expenses                             6,885.00        23,005.00

     Net Ordinary Income or (Loss)                  (5,552.00)      (23,005.00)
                                                  -----------      -----------
                                                  -----------      -----------
    OTHER ITEMS
Write of Notes Receivable                          (25,000.00)            0.00
Write of Technology Rights                        (255,000.00)            0.00

                                                  (280,000.00)            0.00

     Net Loss                                     (295,552.00)      (23,005.00)

Weighted average number of common
shares outstanding                                 58,724,707       35,508,608

    Net Loss
    Per Share                                             nil              nil

                                           -UNAUDITED-

                                            Page Five

                                 C.E.C. Industries Corp.
                               (A Development Stage Company)
                                 STATEMENT OF CASH FLOWS
                                       FOR PERIOD
                                 FOR THE QUARTERS ENDED
                          ending June 30, 2004 and June 30, 2003

                                                 June 30, 2004   June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss for the period                        $(285,552.00)     $(23,005.00)
  Adjustments to Reconcile Net Loss to Net
  Cash Used in Operating Activities:
  Stock Issued for Services                                 -        21,700.00
  Write of Technology Rights                       255,000.00
  Write of Notes Receivable                         25,000.00

  Changes in Assets and Liabilities:                                  1,250.00
  Increase in Prepaid Expenses
  Increase in Accounts Payable                       5,000.00                -
                                                 -------------     -----------

NET CASH USED IN OPERATING ACTIVITIES                 (552.00)          (55.00)
                                                 -------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Technology Rights                          -                -
                                                 -------------     -----------

NET CASH USED IN INVESTING ACTIVITIES                       -                -
                                                 -------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Notes Payable                                     12,500.00
  Notes Receivable                                 (25,000.00)
                                                 -------------     -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES           12,500.00
                                                 -------------     -----------

CHANGE IN CASH                                     (13,052.00)          (55.00)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD     13,507.00           495.00
                                                 -------------     -----------
CASH AND CASH EQUIVALENTS - BEND PERIOD                455.00           440.00
                                                 -------------     -----------
SUPPLEMENTARY INFORMATION
Interest paid                                    $          -      $         -
Taxes paid                                       $          -      $         -

                                           -UNAUDITED-

                                            Page Six

                 C.E.C. Industries, Corp. and Subsidiaries
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

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

In November 2002, the FASB Interpretation No. 45 (FIN 45) "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. FIN 45 also requires disclosure about certain guarantees that an entity has issued. The Company has implemented the disclosure requirements required by FIN 45, which were effective for fiscal years ending after December 15, 2002. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

Deferred tax assets
   Net operating loss carry forwards             $10,266,602
   Valuation allowance for deferred tax assets   $10,266,602)
                                                 ------------
   Net deferred tax assets                       $         -
                                                 ------------
                                                 ------------

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of June 30, 2004, the Company had net operating loss carry forwards of approximately $10,266,602 for federal and state income tax purposes. These carry forwards, if not utilized to offset taxable income begin to expire in 2018.
Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization

                                        Page Eleven

                 C.E.C. Industries, Corp. and Subsidiaries
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The company has included the effects of the July transactions as the transactions were materially complete by June 30, 2004. Management believes that the inclusion of the effects of these subsequent transactions more clearly reflects the true financial picture of the company.

                                          Page Twelve

1. Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2004, the results of operation for the three months ended June 30, 2004 and 2003 and the cash flows for the three months ended June 30, 2004 and 2003. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2004 Annual Report on Form 10-K.

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

On November 30, 2003, CEC entered into an Acquisition and Financing Agreement with PayCard Solutions, Inc., pursuant to which CEC's subsidiary, Paycard Unlimited, Inc. purchased all of the outstanding shares of PayCard in consideration for the issuance of 3,000,000 CEC shares to the PayCard shareholders and 200 shares or twenty (20%) percent of the Subsidiary's outstanding shares, whichever is greater. Pursuant to the Agreement, CEC agreed to lend a total of $250,000 to PayCard for a term of one year with eight (8%) interest which shall be secured by Paycard. A total of $250,000 was loaned to PayCard pursuant to this agreement through loan secured by CEC and of such amount a total of $53,150 was provided by an independent entity. The Company has subsequently discovered that a shareholder of such entity was indicted for bank fraud and related charges in federal court in California. The individual has provided information confirming that loan proceeds from the entity have no connection to the pending criminal case against the individual. The Company is in the process of attempting to obtain independent verification to confirm the source of funds loaned by the individual through the entity. Once the Company completes its due diligence and obtains additional relevant information from the individual and the entity, it will take all necessary and appropriate steps to protect the interests of the Company with respect to these funds. As a precautionary measure, the Company has determined that it is appropriate to take immediate steps to sever its relationship with both the individual and the entity as

                             Page Thirteen
well as any other companies affiliated with the individual, and return, to the extent practicable, the parties to the original positions they were in before the transactions were effected. To effect this separation, both the individual and the entity have agreed to assign the portion of the note ($53,150) paid by the entity to the entity. The entity, the individual and any other companies affiliated with the individual have also agreed to return all of the CEC shares owed by them to the Company and have agreed to release the Company from any obligations owed to the entity, the individual and his affiliated entities. To date this agreement has been entered into but these shares have not been canceled of record.

Due to this situation, Paycard refused to provide its financial Statements to the Company so that the Company could complete its audited financial statements for its March 31, 2004 10KSB. Therefore, the Company assigned eighty-five (85%) percent of its ownership interest in Paycard to Knightsbridge Holding, LLC, which has been providing and will continue to provide funding to the Company. Upon completion of such assignment, the Company now only owns fifteen (15%) percent of PayCard and wasno longer required to provide an audit for PayCard.

The Company also entered into an Asset Purchase Agreement with CEC Asset Reclamation Corp. to sell the balance of its remaining assets for a total purchase price of 80 % of net proceeds in the liquidation of these assets.

Royalty income for the quarter ended June 30, 2004 were $0 compared to royalty income for the quarter ended June 30, 2003 were $0. There was interest income of $1,333 during the quarter ended June 30, 2004. There were no revenues in 2003.

Selling, General and Administrative Expenses increased from $1,305 in 2003 to $1,885 in 2004 due to the company's management's inquiries concerning
possible business acquisitions.   Consulting Expenses decreased from $21,700
in 2003 to $5,000 in 2004.  Interest expenses were $0 in 2004 and $0 in 2003.


                                PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On September 2, 1998, a judgment was entered in United States District Court, District of Utah, Central Division, against C.E.C. Industries, Inc. In favor of George A. Matthews, Jr. A former President and Director of C.E.C. Industries. The judgment entered was in the amount of $207,306.93. The judgment award was to compensate Mr. Matthews for monies allegedly owed to him on his Employment Agreement, from an alleged wrongful stop transfer, interest, and attorney's fees. The Company was unable to post a bond. The judgment was recorded in several states under the Sister State Judgment Act.

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


C.E.C. INDUSTRIES CORP.


By:  /s/ Jeffrey Sternberg   Dated: August 16, 2004
     ---------------------
      Jeffrey Sternberg, President