Form 10QSB/A
period 2004-06-30
CEC INDUSTRIES CORP
filed 2004-09-08
CIK 54175

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-QSB/A
                Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                       For the quarter ended June 30, 2004
                         Commission file number 0-16734

                       ADVANTAGE CAPITAL DEVELOPMENT CORP.
             (Exact name of registrant as specified in its charter)


                   Nevada                                      87-0217252
        (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                    Identification No.)


   2999 N.E. 191st street, Penthouse 2, Aventura, Florida        33180
        (Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code   (305)692-1832

                                   CEC INDUSTRIES CORP.
                               (former name of registrant)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                      Yes X No _____

As of September 1, 2004 there were 6,204,372 shares of common stock outstanding.

                                      INDEX


PART I - FINANCIAL INFORMATION                                   Page No.

   Item 1.   Financial Statements

        Balance Sheet June 30, 2004                                 3

        Statement of Operations for the three
            months ended June 30, 2004 and 2003                     4

        Statement of Cash Flows for the three months ended
            June 30, 2004 and 2003                                  5

          Notes to Financial Statements                          6-11

   Item 2.   Management's Discussion and Analysis of
         Financial Condition and Results of Operation           12-15


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                   15

     Item 2.   Changes in Securities                               15

     Item 3.   Defaults by the Company upon its
               Senior Securities                                   15

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                    15

     Item 5.   Other Information                                   15

     Item 6.   Exhibits and Reports of Form 8-K                    15

     SIGNATURES                                                    15

                           PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             C.E.C. Industries Corp.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  June 30, 2004
                                    UNAUDITED

                                                  June 30, 2004
     ASSETS
                                 CURRENT ASSETS
Cash                                                                        455
                                                                   ------------
Total Current Assets                                                        455

TOTAL ASSETS                                                       $        455
                                                                   ------------

                              LIABILITIES & DEFICIT

     CURRENT LIABILITIES

Accounts Payable                                                         39,926
Judgment payable                                                        207,306
Convertible notes payable                                               231,200
                                                                   ------------
Total Current Liabilities                                               478,432
                                                                   ------------
Total Liabilities                                                       478,432


     Stockholders Deficit

Common Stock-500,000,000 common shares par value
..001 authorized 58,724,707 issued and outstanding                     2,097,405

Additional Paid in Capital                                            7,691,220

Deficit accumulated
during development stage                                            (10,266,602)
                                                                   ------------
Total Stockholders' Deficit                                            (477,977)
                                                                   ------------
     TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                     $        455
                                                                   ------------

          See accompanying notes to financial statements

                             C.E.C. Industries Corp.
                         (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                             June 30, 2004 and 2003
                                    UNAUDITED

                                                June 30, 2004   June 30, 2003

    COSTS AND EXPENSES
Selling, General and Administrative              $     552      $  1,305
Consulting                                           5,000        21,700
                                                 ----------     ---------
     Net Ordinary (Loss)                            (5,552)      (23,005)
                                                 ----------     ---------

    OTHER ITEMS
Write off of Notes Receivable                      (25,000)            -
Write off of Technology Rights                    (255,000)            -
                                                 ----------     ---------
                                                  (280,000)            0

     Net Loss                                     (285,552)      (23,005)
                                                 ==========     =========
Weighted average number of common
shares outstanding basic and diluted            58,724,707    35,508,608

    Net Loss
    Per Share basic and diluted                        nil           nil


             See accompanying notes to financial statements

                             C.E.C. Industries Corp.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                             FOR THE THREE MONTHS ENDED
                             June 30, 2004 and 2003
                                    UNAUDITED

                                                 June 30, 2004  June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss for the period                        $(285,552)     $(23,005)
  Adjustments to Reconcile Net Loss to Net
  Cash Used in Operating Activities:
  Stock Issued for Services                              -        21,700
  Write off of Technology Rights                   255,000             -
  Write off of Notes Receivable                     25,000             -

  Changes in Assets and Liabilities:
  Increase in Prepaid Expenses                           -         1,250
  Increase in Accounts Payable                       5,000             -
                                                 ----------     ---------

NET CASH DECREASED FROM OPERATING ACTIVITIES          (552)          (55)
                                                 ----------     ---------



CASH FLOWS FROM FINANCING ACTIVITIES
  Notes Payable                                     12,500             -
  Notes Receivable                                 (25,000)            -
                                                 ----------     ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES          (12,500)            -
                                                 ----------      ---------

CHANGE IN CASH                                     (13,052)          (55)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD     13,507           495
                                                 ----------     ---------
CASH AND CASH EQUIVALENTS - END PERIOD           $     455      $    440
                                                 =========      =========
SUPPLEMENTARY INFORMATION
Interest paid                                    $       -      $      -
Taxes paid                                       $       -      $      -

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

     Basis of Consolidation

The accompanying consolidated financial statements include the accounts of C.E.C Industries, Corp. and its wholly owned subsidiaries, as named above. All significant intercompany transactions and balances have been eliminated on consolidation.

                    C.E.C.Industries, Corp. and Subsidiaries
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

     Net earnings (loss) per share

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

     Fair Value of Financial Instruments

The carrying amount of cash and accounts payable are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

     Revenue Recognition

The Company uses the accrual method of accounting, recognizing revenues when it is reasonably sure of collection.

                    C.E.C.Industries, Corp. and Subsidiaries
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

 4. TECHNOLOGY RIGHTS

On December 30, 2003 the Company acquired certain technology rights from PayCard, a company providing payroll debit cards to employers and individuals. This purchase was part of a purchase of 80% of the common stock of PayCard. However, this acquisition was short lived and the shares reverted back to the original owners before the year end. The Company however retained the technology rights to the software which were subsequently sold in June 2004 for reduction of certain debt of the Company for $255,000. The writedown of the technology rights has been reflected in the operating statement of the Company.

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

5. CAPITAL STOCK TRANSACTIONS (CONTINUED)

On January 16, 2003, the board of directors authorized 30,000,000 shares of the Company's Common Stock to be issued to the president for executive compensation. The stock is restricted and was valued at the S-8 issue price of $.007 per share.

During the year ended March 31, 2004 the Company issued a total of 19,665,000 to consultants and management for consulting services rendered at a prices of $ ..027 and $ .007 respectively.

On December 30, 2003 the Company issued 3,000,000 shares of restricted common stock for certain technology rights at a price of $ .10 per share.

From January 2004 to March 31, 2004 the Company issued a total of 1,700,000 shares of restricted common stock to consultants at a price of $.007 per share.

6. CONVERTIBLE NOTES PAYABLE

On November 1, 2003, the Company issued $150,000 in convertible notes payable in connection with certain advances. These advances were subsequently increased to $ 218,700. The notes bear interest at the rate of 6.5% interest and are due November 1, 2004. These notes are convertible into common stock based 70% of the average of the lowest of three days trading during the five days preceding the conversion or the average of the lowest three days trading prices during the five days preceding the funding dates of these notes.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

Deferred tax assets
   Net operating loss carry forwards             $10,266,602
   Valuation allowance for deferred tax assets  ($10,266,602)
                                                 ------------
   Net deferred tax assets                       $         -
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

                    C.E.C.Industries, Corp. and Subsidiaries
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

7. INCOME TAXES (CONTINUED)

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

 9. COMMITMENTS & CONTINGENCIES

In a lawsuit prior to the date of the financial statements, a judgment was entered in United States District Court, District of Utah, Central Division, against C.E.C. Industries, Inc. in favor of George A. Matthews, Jr. A former President and Director of C.E.C Industries. The judgment was for the amount of $207,306.93. The company has filed an appeal with the United States Court of Appeals for the Tenth Circuit. The company has been unable to post a bond.

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

On August 26, 2004, the Company issued 1,659,504 shares to David Goldberg and 1,659,504 shares to Craig Press. Such shares were issued for services

                    C.E.C. Industries, Corp. and Subsidiaries
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

11. SUBSEQUENT EVENTS (CONTINUED)

rendered by Knightsbridge Holdings, LLC pursuant to its Engagement Agreement with the Company and Knightsbridge subsequently assigned such shares to David Goldberg and Craig Press.

On August 31, 2004, the Company effectuated a 1-10 reverse split of its issued and outstanding common stock. After such split the Company had 6,204,372 shares issued and outstanding.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-QSB, are forward-looking statements. In addition, when used in this document, the words "anticipate," "estimate," "project" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to certain risks, uncertainties and assumptions including risks relating to our limited operating history and operations losses; significant capital requirements; development of markets required for successful performance by the Company as well as other risks described in the Company's Annual Report on Form 10-KSB as well as in this report on Form 10-QSB. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although the Company believes that the expectations we include in such forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct.

The accompanying financial statements have been prepared in accordance with Generally accepted accounting principles for interim financial information and With instructions of Form 10Q-SB. Accordingly, they do not include all of the Information and footnotes required by generally accepted accounting principles For complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months period ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ended March 31, 2005. The interim financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's annual Report on Form 10KSB for the year- ended March 31, 2004.

CRITICAL ACCOUNTING POLICIES

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application.

The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the March 31, 2004 Financial Statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

REVENUE RECOGNITION

Revenue is recognized on sales of products when the customer receives title to the goods, generally upon delivery. Revenue is recorded on a gross basis, since the Company is responsible for fulfillment, including the acceptability of the products and services ordered by the customer.

The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere herein.

STOCK BASED COMPENSATION

The Company has elected to follow Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided under FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, ("SFAS 123") requires the use of option valuation models that were not developed for use in valuing employee stock options. As permitted, the Company adopted the disclosure alternative of SFAS 123 and SFAS 148, which require pro forma disclosure of net income and earnings per share as if the fair value method of accounting had been applied. Under APB 25, when the exercise price of the Company's stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recorded.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that its use of cash will be substantial for the foreseeable future. In particular, management of the Company expects substantial expenditures in connection with the treatment of additional wells. The Company expects that funding for these expenditures will be available out of the Company's future cash flow and issuance of equity and/or debt securities during the next 12 months and thereafter. There can be no assurance whether or not such financing will be available on terms satisfactory to management. Payments for services and well treatments/gas generators will be a substantial income increase in the next few quarters from the Company's joint venture partners.

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The auditors' report on the Company's 2004 financial statements states that "the Company has suffered recurring losses from operations, has a cash deficiency from operations and is experiencing operating losses that raise substantial doubt about its ability to continue as a going concern." The Company continues to explore the possibility of raising funds through available sources including but not limited to equity and debt markets. It is uncertain that the Company will be successful at raising funds through these sources.

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

Due to this situation, Paycard refused to provide its financial Statements to the Company so that the Company could complete its audited financial statements for its March 31, 2004 10KSB. Therefore, the Company assigned eighty-five (85%) percent of its ownership interest in Paycard to Knightsbridge Holding, LLC, which has been providing and will continue to provide funding to the Company. Upon completion of such assignment, the Company now only owns fifteen (15%) percent of PayCard and was no longer required to provide an audit for PayCard.

The Company also entered into an Asset Purchase Agreement with CEC Asset Reclamation Corp. to sell the balance of its remaining assets for a total purchase price of 80 % of net proceeds in the liquidation of these assets.

Selling, General and Administrative Expenses decreased from $1,305 in 2003 to $522 in 2004 due to the company's limited operations. Consulting Expenses decreased from $21,700 in 2003 to $5,000 in 2004.

                                PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On September 2, 1998, a judgment was entered in United States District Court, District of Utah, Central Division, against C.E.C. Industries, Inc. in favor of George A. Matthews, Jr. a former President and Director of C.E.C.
Industries. The judgment entered was in the amount of $207,306.93. The judgment award was to compensate Mr. Matthews for monies allegedly owed to him on his Employment Agreement, from an alleged wrongful stop transfer, interest, and attorney's fees. The Company was unable to post a bond. The judgment was recorded in several states under the Sister State Judgment Act. The statute of limitations on this judgment is six (6) years from the date of the judgment and therefore the judgment lapsed on September 2, 2004.

Item 2. Changes in Securities

None

Item 3. Defaults by the company upon its Senior Securities

None

Item 4. Submission of Matter to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports of Form 8-K

An 8-K was filed on August 12, 2004 announcing changes in control of the registrant and that the company had voted to be regulated pursuant to Section 54 of the Investment Act.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ADVANTAGE CAPITAL DEVELOPMENT CORP.


By:  /s/ Jeffrey Sternberg                         Dated: September 10, 2004
     ---------------------
      Jeffrey Sternberg, President

                                CERTIFICATION OF
                           CHIEF EXECUTIVE OFFICER AND
                             CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002


I, Jeffrey Sternberg, certify that;

  1. I have reviewed this Amended Form 10-Q of Advantage Capital Development Corp.;

  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

  4. The small business issuers, other certifying officer(s) and I are responsible for establishing and maintaining disclosure, controls and procedures (as defined in Exchange Act Rules 13a- 15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the small business issuer and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

     (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the small business issuer's internal control over financing reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and


  5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions): (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and (b) Any fraud, whether or not material, that involved management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: September 10, 2004                 /s/ Jeffrey Sternberg
                                     -----------------------------------
                                        Jeffrey Sternberg
                                        Chief Executive Officer
                                        Chief Financial Officer

                                 CERTIFICATE OF
              PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
                             PURSUANT TO 18 U.S.C. SECTION 1350,

In connection with the accompanying Amended Quarterly Report on Form 10-Q of Advantage Capital Development Corp. for the quarter ended June 30, 2004, I, Jeffrey Sternberg, Chief Executive Officer and Chief Financial Officer of Advantage Capital Development Corp. hereby certifies pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1. Such Amended Quarterly Report on Form 10-Q for the period ended June 30, 2004, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Amended Quarterly Report on Form 10-Q for the period ended June 30, 2004, fairly presents, in all material respects, the financial condition and results of operations of Advantage Capital Development Corp.

Dated:  September 10, 2004

ADVANTAGE CAPITAL DEVELOPMENT CORP.


By: /s/ Jeffrey Sternberg
-------------------------------------

Jeffrey Sternberg
Chief Executive Officer and
Chief Financial Officer