Form 10QSB
period 2004-09-30
ADVANTAGE CAPITAL DEVELOPMENT CORP
filed 2004-11-15
CIK 54175

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
          Quarterly Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934.

                    For the quarter ended September 30, 2004
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

        Registrant's telephone number, including area code (866)820-5139

                           (former name of registrant)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                       Yes  [X]   No [_]

As of November 8, 2004 there were 10,999,545 shares of common stock outstanding.

                                      INDEX

PART I - FINANCIAL INFORMATION                                       Page No.

   Item 1.   Financial Statements

        Balance Sheet September 30, 2004                                  3

        Statement of Operations for the three and six
            months ended September 30, 2004 and 2003                      4

        Statement of Cash Flows for the six months ended
            September 30, 2004 and 2003                                   5

        Notes to Financial Statements                                  6-11

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operation             12-15

PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings                                           15

   Item 2.   Changes in Securities                                       15

   Item 3.   Defaults by the Company upon its
             Senior Securities                                           15

   Item 4.   Submission of Matter to a Vote of
             Security Holders                                            15

   Item 5.   Other Information                                           15

   Item 6.   Exhibits and Reports of Form 8-K                            15

   SIGNATURES                                                            15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       ADVANTAGE CAPITAL DEVELOPMENT CORP
                                  Balance Sheet
                               September 30, 2004
                                   (Unaudited)

                             ASSETS

CURRENT ASSETS:
     Cash                                                $    914,893
     Interest receivable                                        3,294
     Prepaid expenses                                          78,750
     Note receivable                                          500,000
                                                         ------------

         TOTAL CURRENT ASSETS                               1,496,937

Deferred financing costs, Net                                  96,804
                                                         ------------
                                                         $  1,593,741
                                                         ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                    $     14,153
     Judgements payable                                       207,306
     Accrued expenses                                          42,306
     Notes payable                                            231,200
                                                         ------------
         TOTAL CURRENT LIABILITES                             494,965
                                                         ------------

Convertible notes payable                                   1,000,000

STOCKHOLDERS' EQUITY:
     Common stock, $.001 par value, 5,000,000,000
          shares authorized;9,693,041 shares
          issued and outstanding                                9,693
     Additional paid-in capital                            11,140,548
     Accumulated deficit                                  (11,051,465)

                                                         ------------
        TOTAL STOCKHOLDERS' EQUITY                             98,776
                                                         ------------

                                                         $  1,593,741
                                                         ============

                   See notes to unaudited financial statements

                       ADVANTAGE CAPITAL DEVELOPMENT CORP
                            STATEMENTS OF OPERATIONS
         FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                        For the Three Months           For the Six Months
                                                        Ended Septmeber 30,            Ended September 30,
                                                        2004            2003           2004           2003
                                                    ------------   -------------   ------------    ------------
                                                     (Unaudited)    (Unaudited)     (Unaudited)     (Unaudited)
REVENUES:
  Capital raising fees                              $    50,000    $        --     $    50,000     $        --
  Interest income                                         3,313             --           3,313              --
                                                    -----------    -----------     -----------     -----------

                                                         53,313             --          53,313              --

COSTS AND EXPENSES:
    General and administrative                           69,276         21,055          74,828          44,060
                                                    -----------    -----------     -----------     -----------

OPERATING LOSS                                          (15,963)       (21,055)        (21,515)        (44,060)

Interest expense                                         16,056             --          16,056              --
Beneficial converion feature on
 convertible notes                                      157,333             --         157,333              --
Write off of technology                                      --             --         396,415              --
Gain on retirement of payables                               --             --        (159,512)             --
                                                    -----------    -----------     -----------     -----------
                                                        173,389             --         410,292              --

NET LOSS                                            $  (189,352)   $   (21,055)    $  (431,807)    $   (44,060)
                                                    -----------    -----------     -----------     -----------

WEIGHTED AVERAGE NUMBER OF COMMON                     6,976,724      3,822,637       6,255,548       3,822,637
    SHARES OUTSTANDING - basic and diluted
                                                    -----------    -----------     -----------     -----------

NET LOSS PER SHARE - basic and diluted              $     (0.03)   $     (0.01)    $     (0.07)    $     (0.01)
                                                    ===========    ===========     ===========     ===========

                   See notes to unaudited financial statements

                       ADVANTAGE CAPITAL DEVELOPMENT CORP
                            STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                            For the Six Months
                                                            Ended September 30,
                                                          2004             2003
                                                      ------------    ------------
                                                       (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                         $  (431,807)    $   (44,060)
                                                      -----------     -----------

     Adjustments to reconcile net loss
       to net cash used in operating
          activities:
       Depreciation and amortization                        3,196              --
       Beneficial conversion expense                      157,333              --
       Stock issued for services                           60,166              --
       Write off of technology                            396,415              --
       Gain on retirement of payables                    (159,512)         42,700

     Changes in assets and liabilities:
       Increase in interest receivable                     (3,294)             --
       Increase in prepaid expenses                       (78,750)             --
       Increase in deferred financing costs              (100,000)             --
       Accounts  payable ans accrued expenses               9,847           1,250

                                                      -----------     -----------
NET CASH USED IN OPERATING ACTIVITIES                    (146,406)           (110)
                                                      -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Note receivable                                       (500,000)             --

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from note payable                            12,500              --
     Proceeds from convertible notes                    1,000,000              --
     Proceeds from issuance of common stock               548,799              --

                                                      -----------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES               1,561,299              --
                                                      -----------     -----------

NET INCREASE (DECREASE) IN CASH                           914,893            (110)

CASH, beginning of period                                      --             495

                                                      -----------     -----------

CASH, end of period                                   $   914,893     $       385
                                                      -----------     -----------

SUPPLEMENTAL CASH FLOW INFORMATION:

Non cash transactions

        Accounts payable contributed to capital       $   595,516     $        --
                                                      -----------     -----------

        Conversion of accounts payable and accrued
        accrued expenses to common stock              $    60,166     $        --
                                                      -----------     -----------

Cash paid for:
    Interest                                          $        --     $        --
                                                      ===========     ===========
    Income Taxes                                      $        --     $        --
                                                      ===========     ===========

                   See notes to unaudited financial statements

1. BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with Generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six-month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ended March 31, 2005. The interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Company's Annual Report on Form 10-KSB for the year-ended March 31, 2004.

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

      Revenue Recognition

Revenue is recognized in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibility is reasonably assured.

3. Recent Accounting Pronouncements

In December 2003, the FASB issued SFAS No. 132 (Revised) ("SFAS No. 132-R"), "Employer's Disclosure about Pensions and Other Postretirement Benefits." SFAS No. 132-R retains disclosure requirements of the original SFAS No. 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost for defined benefit pension plans and defined benefit post retirement plans. SFAS No. 132-R is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

The adoption of the provisions of SFAS No. 150 did not have a material impact on the Company's financial position.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Adoption of this statement did not have a material impact on the Company's results of operations or financial position.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN 46 (Revised) ("FIN 46-R") to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity ("VIE") be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of FIN 46 did not have a material impact on the Company's results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN 45 on January 1, 2003. The adoption of FIN 45 did not have a material impact on the Company's results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. The Company adopted SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 146 did not have a material impact on the Company's result of operations or financial position.

4. INTEREST RECEIVABLE

Interest receivable consist of amounts owed to the Company from one of its investments.

5. PREPAID EXPENSES

Prepaid expenses consists of the following:

                                    Consulting     $  18,750
                                    Legal             60,000
                                                   ---------
                                    Total          $  78,750
                                                   =========

6. NOTES RECEIVABLE

On August 23, 2004, the Company entered into a Business Development Agreement with Global IT Holdings, Inc. ("Global"), a New York-based holding company created to acquire targeted internet technology (IT) staffing firms. In addition to receiving a fifteen percent (15%) stake in Global common stock, in exchange for our commitment to provide business development services to Global. The Company invested $500,000 through a collateralized senior debenture in the amount of $500,000. The note bears interest at six and one-half percent (6.5%) and matures on December 31, 2004 The Company recorded income of $3,295 for the quarter ended September 30, 2004.

7. JUDGEMENTS PAYABLE

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

8.NOTES PAYABLE

On November 1, 2003, the Company issued $150,000 in convertible notes payable in connection with certain advances. These advances were subsequently increased to $ 218,700. The notes bear interest at the rate of 6.5% interest and are due November 1, 2004. These notes are convertible into common stock based 70% of the average of the lowest of three days trading during the five days preceding the conversion or the average of the lowest three days trading prices during the five days preceding the funding dates of these notes. As of September 30, 2004 that Company has recorded $11,262 of accrued interest associated with these notes.

9. CONVERTIBLE NOTES PAYABLE

On August 25, 2004, the Company issued $1,000,000 in convertible debentures to Cornell Capital. These debentures are convertible into shares of our Common Stock at the price per share price equal to the volume weighted average price of the Common Stock as listed on Pink Sheets or OTC Bulletin Board (or Nasdaq SmallCap Market or American Stock Exchange), as quoted by Bloomberg L.P. during the three (3) trading days immediately preceding the conversion date. These convertible debentures bear interest at 5% and are convertible at the holder's option. These convertible debentures have a term of three years and may be redeemed, at our option at a 20% premium. The Company was obligated to pay a $100,000 financing fee to Cornell for the note. The financing fees are being amortized over the life of the note. The Company recorded an expense of $157,333 associated with the beneficial conversion feature of this note.

10. COMMON STOCK

In July 2004 the Company reached a settlement with its former director and several consultants for the return of common stock and settlement of amounts owed. The Company received and subsequently cancelled a total of 6,700,000 shares of common stock from those individuals and recorded a gain of $159,512 of amounts owed to them and a contribution of capital of $595,516.

On August 26, 2004, the Company issued 1,659,504 shares to David Goldberg and 1,659,504 shares to Craig Press. Such shares were issued for services rendered by Knightsbridge Holdings, LLC pursuant to its Engagement Agreement with the Company and Knightsbridge subsequently assigned such shares to David Goldberg and Craig Press.

On August 31, 2004, the Company effectuated a 1-10 reverse split of its issued and outstanding common stock. After such split the Company had 6,204,372 shares issued and outstanding.

In August and September 2004 the Company sold a total of 3,658,669 at a price of $.15 per shares for net proceeds of $548,799.

In August 2004, the Company entered into a Standby Equity Distribution Agreement with. Under this agreement, we may issue and sell to Cornell Capital, Common Stock for a total purchase price of up to $25.0 million. The Companu will be entitled to commence drawing down on the Standby Equity Distribution Agreement when the sale of the Common Stock under the Standby Equity Distribution Agreement is registered with the SEC and for two years thereafter. The purchase price for the shares will be equal to 98% of the market price, which is defined as the lowest closing bid price of the Common Stock during the five trading days following the notice date. A cash fee equal to ten percent (10%) of the cash proceeds of the draw down is also payable at the time of funding. To date, the Company has not received any funding under the Standby Equity Distribution Agreement.

In September 2004 the Company issued a total of 500,000 shares of common stock for past services of $13,500.

11. Subsequent Events

The Company sold an additional 993,334 shares of common stock at a price of $.15 for net proceeds of $149,900.

The Company issued a total of 4,000,000 shares of common to be held in escrow as part of a purchase option agreement. The purchaser has the right to purchase shares a price of 70% of the lowest 5 day closing price for the 20 days prior to the closing date. Any shares still held in escrow on September 21, 2005 will be returned to the Company.

In October 2004 the Company entered into a promissory note and security agreement in the amount of $50,000 with a company. The note bears interest at a rate of 10% per annum. The third party has agreed that the return on the note will be 25% and will have 90 days from the date of the note repayment to pay the difference.

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

The accompanying financial statements have been prepared in accordance with Generally accepted accounting principles for interim financial information and With instructions of Form 10Q-SB. Accordingly, they do not include all of the Information and footnotes required by generally accepted accounting principles For complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months period ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ended March 31, 2005. The interim financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's annual Report on Form 10KSB for the year- ended March 31, 2004.

REVENUE AND EXPENSES

We have begun to generate revenues from our newly implemented business plan. Revenue is recognized in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibility is reasonably assured.

Income increase for the three and six months ended September 30, 2004 to $53,313 from $0 for the three and six months ended September 30, 2003. In August 2004, Advantage's Board of Directors voted to be regulated pursuant to Section 54 of the Investment Act. The decision to be regulated pursuant to Section 54 of the Investment Act was made primarily to better reflect Advantage's anticipated future business and for developing relationships. As a business development company under Section 54 of the Investment Act, Advantage is required to invest a portion of its assets into developing companies. Advantage is focusing its investments in developing companies, but does not intend to limit its focus its investments in any particular industry. The Company's current revenues have been derived from fees on its first investment. The Company plans to seek investing in small public companies through the issuance by them of secured convertible debentures in the $200,000 to $750,000 range and (ii) investing in private companies that may be good targets for spin offs or registration. We also intend to provide the Company with the flexibility to pursue special situations that provide good opportunities for our stockholders.

Operating expenses, which include selling, general and administrative expenses and consulting expenses increased to $69,276 for the three months September 30, 2004 from $21,055 for the three months September 30, 2003, an increase of $48,221. Operating expenses, increased to $74,824 for the six months September 30, 2004 from $44,060 for the six months September 30, 2003, an increase of $30,768. This increase was a result of an increase in business activity for the three and six months ending September 30, 2004 as the Company commenced it operations as a Business Development Corporation.

Interest expense for the three and six months ended September 30, 2004 was $16,056 compared to $0 for the three and six months ended September 30, 2004. The increase in interest was a direct result of the Company's financing through a $1,000,000 convertible note.

Beneficial conversion expense increased to $157,333 for the three and six months ended September 30, 2004 from $0 for the three and six months ended September 30, 2004. This was do the conversion feature attached to the $1,000,000 of convertible notes.

Write of off technology increase to $396,415 for the six months ended September 30, 2004 from $0 for the six months ended September 30, 2004. This consists of Oil and Gas Interest of $116,415 and Technological Rights of $225,000. Management determined there was no future benefit of the Oil and Gas Interests and elected to fully reserve for them. The Company incurred a $225,000 loss on the sale of Technological Rights.

Gain on retirement of payable was $159,512 for the six months ended September 30, 2004 from $0 for the six months ended September 30, 2003. This was result of settlements with several consultants for amounts owed to them.

NET INCOME (LOSS)

Net loss increased from ($189,352) for the three months ended September 30, 2004 for a net loss of ($21,055) for the three months ended September 30, 2004, an increase of $168,297, primarily due to the expenses associated with the beneficial conversion of debt and the interest associated with the debt. Net loss increased to ($431,807) for the six months ended September 30, 2004 for a net loss of ($44,060) for the six months ended September 30, 2004, an increase of $387,747, primarily due to the expenses associated with the beneficial conversion of debt and the interest associated with the debt, the write off of technology and the gain associated the retirement of payables.

PLAN OF OPERATIONS

We are a Nevada corporation with our principal and executive offices located at 2999 N.E. 191st Street, Penthouse 2, Aventura, FL 33180, telephone (866) 820-5139. We were incorporated as Justheim Petroleum Company in Nevada in 1952. C.E.C. Management Corp. was merged into Justheim Petroleum Company effective December 31, 1986, and was renamed C.E.C. Industries Corp. Prior to the merger, Justheim had historically engaged in the business of acquiring, holding and selling oil and gas leaseholds and retaining overriding royalty rights. C.E.C. Management Corp. primarily was in the business of engineering consulting and designing and marketing customized minerals processing systems and equipment.

On November 30, 2003, we entered into an Acquisition and Financing Agreement with PayCard Solutions, Inc., pursuant to which our subsidiary, Paycard Unlimited, Inc. purchased all of the outstanding shares of PayCard in consideration for the issuance of 3,000,000 CEC shares to the PayCard shareholders and 200 shares or twenty (20%) percent of the Subsidiary's outstanding shares, whichever is greater. Pursuant to the Agreement, we agreed to lend a total of $250,000 to PayCard for a term of one year with eight (8%) interest which shall be secured by Paycard. A total of $250,000 was loaned to PayCard pursuant to this agreement through loan secured by CEC and of such amount a total of $53,150 was provided by an independent entity.

We subsequently discovered that a shareholder of such entity was indicted for bank fraud and related charges in federal court in California. The individual has provided information confirming that loan proceeds from the entity have no connection to the pending criminal case against the individual. As a precautionary measure, we determined that it was appropriate to take immediate steps to sever its relationship with both the individual and the entity as well as any other companies affiliated with the individual, and return, to the extent practicable, the parties to the original positions they were in before the transactions were effected. To effect this separation, both the individual and the entity have agreed to assign the portion of the note ($53,150) paid by the entity to the entity. The entity, the individual and any other companies affiliated with the individual have also agreed to return all of the CEC shares owed by them to us and have agreed to release us from any obligations owed to the entity, the individual and his affiliated entities.

Due to this situation, Paycard refused to provide its financial Statements to us so that we could complete its audited financial statements for our March 31, 2004 10KSB. Therefore, we assigned eighty-five (85%) percent of our ownership interest in Paycard to Knightsbridge Holding, LLC, which has been providing and will continue to provide funding to us. Upon completion of such assignment, we now only owns fifteen (15%) percent of PayCard and was no longer required to provide an audit for PayCard.

We also entered into an Asset Purchase Agreement with CEC Asset Reclamation Corp. to sell the balance of its remaining assets for a total purchase price of 80% of net proceeds in the liquidation of these assets.

On August 12, 2004, Advantage's Board of Directors voted to be regulated pursuant to Section 54 of the Investment Act. The decision to be regulated pursuant to Section 54 of the Investment Act was made primarily to better reflect Advantage's anticipated future business and for developing relationships. As a business development company under Section 54 of the Investment Act, Advantage is required to invest a portion of its assets into developing companies. Advantage is focusing its investments in developing companies, but does not intend to limit its focus its investments in any particular industry. Advantage intends to seek investments in companies that offer attractive investment opportunities.

We intend to utilize the funding commitment we received from Cornell Capital as set forth below to pursue our business plan of (i) investing in small public companies through the issuance by them of secured convertible debentures in the $200,000 to $750,000 range and (ii) investing in private companies that may be good targets for spin offs or registration. We also intend to provide the Company with the flexibility to pursue special situations that provide good opportunities for our stockholders.

We have elected to pursue what we believe to be an opportunity within the market for meeting the short and medium term financing needs of small private and public companies. We believe we will be well positioned to meet those needs by utilizing a variety of financing structures while trying to achieve returns in excess of risk adjusted market returns.

In order to implement our business plan in the next twelve months, we will need approximately $4,000,000 in available funds. We believe that the cash available and our funding commitment from Cornell Capital should be sufficient to fund our cash needs for at least the next 12 months.

In August 2004, the Company entered into a Business Development Agreement with Global IT Holdings, Inc. ("Global"), a New York-based holding company created to acquire targeted internet technology (IT) staffing firms. In addition to receiving a fifteen percent (15%) stake in Global common stock, in exchange for our commitment to provide business development services to Global, we furthered our commitment to Global on August 24, 2004, by lending Global $500,000 through a collateralized senior debenture in the amount of $500,000. The note bears interest at six and one-half percent (6.5%) and matures on December 31, 2004.

In October 2004 the Company entered into a promissory note and security agreement in the amount of $50,000 with a company. The note bears interest at a rate of 10% per annum. The third party has agreed to the Company that the return on the note will be 25% and will have 90 days from the date of the note repayment to pay the difference.

LIQUIDITY AND CAPITAL RESOURCES

In August 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital. Under this agreement, we may issue and sell to Cornell Capital, Common Stock for a total purchase price of up to $25.0 million. We will be entitled to commence drawing down on the Standby Equity Distribution Agreement when the sale of the Common Stock under the Standby Equity Distribution Agreement is registered with the SEC and for two years thereafter. The purchase price for the shares will be equal to 98% of the market price, which is defined as the lowest closing bid price of the Common Stock during the five trading days following the notice date. A cash fee equal to ten percent (10%) of the cash proceeds of the draw down is also payable at the time of funding. To date, we have not received any funding under the Standby Equity Distribution Agreement.

On August 25, 2004, we issued $1,000,000 in convertible debentures to Cornell Capital. These debentures are convertible into shares of our Common Stock at the price per share price equal to the volume weighted average price of the Common Stock as listed on Pink Sheets or OTC Bulletin Board (or Nasdaq SmallCap Market or American Stock Exchange), as quoted by Bloomberg L.P. during the three (3) trading days immediately preceding the conversion date. These convertible debentures bear interest at 5% and are convertible at the holder's option. These convertible debentures have a term of three years and may be redeemed, at our option at a 20% premium.

On September 20, 2004, we filed a Form 1E Notification under Regulation E of the Securities Act of 1933 to raise up to $5,000,000 in a Regulation E offering. The Shares were offered by the officers and directors of the Company on a best efforts basis with no minimum. The offering price may change during this offering, at the discretion of the Board of Directors based on terms that can be negotiated, but not will not be less than $0.001 per share nor more than $2.00 per share. The Company has not engaged any broker/dealers licensed by the National Association of Securities Dealers, Inc. for the sale of these shares and has no intention to do so. To date the Company has raised almost $700,00 in this offering.

On October 5, 2004 The Company entered an agreement with Alpha Capital Aktiengesellschaft to issued a total of 4,000,000 shares of common to be held in escrow as part of a purchase option agreement . The purchaser has the right to purchase shares a price of 70% of the lowest 5 day closing price for the 20 days prior to the closing date. Any shares still held in escrow on September 21, 2005 will be returned to the Company.

Except for these financing agreements, other than through its operations, the Company has no other significant sources of working capital or cash commitments. However, no assurance can be given that we will raise sufficient funds from such financing arrangements, or that we will ever produce sufficient revenues to expand our operations to a desirable level, or that a market for our common stock will be further developed for which a significant amount of our financing is dependant.

Management believes that the financing arrangements in place are sufficient to satisfy Advantage Capital's cash requirements for the next twelve months. If Advantage Capital is unable to recognize sufficient proceeds from these arrangements, Management believes that Advantage Capital can limit its operations, defer payments to Management and maintain its business at nominal levels until it can identify alternative sources of capital.

Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b) Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

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

On October 12, 2004, the Company was served with a Third Party Complaint by American Motorists Insurance Company in victory Village Limited III v. Builders Control Services Company, Inc. and American Motorist Insurance Company, District Court, Clark County, Nevada. The Complaint is based on alleged bond made by the Company to American Motorist in 1995. The Company has no knowledge of this lawsuit and is currently retaining an attorney in Nevada to respond to this complaint.

Item 2. Changes in Securities

None

Item 3. Defaults by the company upon its Senior Securities

None

Item 4. Submission of Matter to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports of Form 8-K

Exhibits

10.1 Resignation and Settlement Agreement dated July 16, 2004 between the Company and Brian Dvorak
10.2 Settlement Agreement dated July 21, 2004 between the Company and Steve Reeder and Empire Management Services
10.3 Assignment Agreement dated July 21, 2004 between the Company and Steve Reeder and Empire Management Services
10.4     Agreement for return of shares held by Rembrandt Paint and Body Shop
         10.5 Agreement of Sale of Assets dated July 20, 2004 10.6 Assignment Agreement dated July 21, 2004 between the Company and Knightsbridge Capital, LLC
10.7     Affidavit of Ralphael Rosignana
10.8     Affidavit of Stephen Reeder

Reports of Form 8-K

An 8-K was filed on August 19, 2004 disclosing changes in control of the registrant and that the company had voted to be regulated pursuant to Section 54 of the Investment Act.

An 8-K was filed on September 2, 2004 disclosing that the Company issued a press release announcing that effective September 1, 2004, the NASD has changed stock ticker symbol of the Company to AVCP in conjunction with its recent name and business change.

An 8-K was filed on September 27, 2004 disclosing that the Company issued a press release announcing that it closed on a transaction for $1 million in debt financing as part of the first phase of its financing as a business development company

An 8-K was filed on September 27, 2004 disclosing that the Company issued a press release announcing that it has developed a clearly defined investment strategy as it moves forward as a regulated business development company.

An 8-K was filed on September 27, 2004 disclosing that the Company issued a press release announcing that it has made an investment in Global IT Holdings, a New York-based holding company created to acquire targeted IT staffing firms.

An 8-K was filed on September 27, 2004 disclosing that the Company issued a press release announcing that it has submitted its responses to the comments issued by the NASD for its Form15c211 filing with the NASD to re-list its stock on the Over-the-Counter Bulletin Board.

An 8-K was filed on September 27, 2004 disclosing that the Company issued a press release announcing that its first portfolio company, Global IT Holdings Inc. has completed a $3 million acquisition of the assets of Platinum IT Consulting and its associated company Parker Clark Data Processing.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANTAGE CAPITAL DEVELOPMENT CORP.


By:  /s/ Jeffrey Sternberg                               Dated: November  , 2004
     -----------------------------
      Jeffrey Sternberg, President