Form 10QSB
period 2004-12-31
ADVANTAGE CAPITAL DEVELOPMENT CORP
filed 2005-02-14
CIK 54175

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
          Quarterly Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934.

                     For the quarter ended December 31, 2004
                         Commission file number 0-16734

                       ADVANTAGE CAPITAL DEVELOPMENT CORP.
             (Exact name of registrant as specified in its charter)

                   Nevada                                      87-0217252
        (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                    Identification No.)

   2999 N.E. 191st Street, Penthouse 2, Aventura, Florida        33180
        (Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code   (305) 692-1832

                               (former name of registrant)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                      Yes |X|  No |_|

As of February 8, 2005 there were 13,591,762 shares of common stock outstanding.

                                      INDEX

PART I - FINANCIAL INFORMATION                                        Page No.

   Item 1.   Financial Statements


        Balance Sheet December 31, 2004 (unaudited)                       3


        Statement of Operations for the three and nine

            months ended December 31, 2004 and 2003 (unaudited)           4

        Statement of Cash Flows for the nine months ended
            December 31, 2004 and 2003  (unaudited)                       5

          Notes to Financial Statements (unaudited)                      6-11


   Item 2.   Management's Discussion and Analysis of
         Financial Condition and Results of Operation                   12-15

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                         15

     Item 2.   Changes in Securities                                     15

     Item 3.   Defaults by the Company upon its
               Senior Securities                                         15

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                          15

     Item 5.   Other Information                                         15

     Item 6.   Exhibits and Reports of Form 8-K                          15

     SIGNATURES                                                          15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       ADVANTAGE CAPITAL DEVELOPMENT CORP
                                  Balance Sheet
                                December 31, 2004
                                   (Unaudited)



                                     ASSETS

CURRENT ASSETS:
      Cash                                                         $    529,952
      Interest receivable                                                12,552
      Prepaid expenses                                                   79,427
      Notes receivable                                                1,068,259
                                                                   ------------
          TOTAL CURRENT ASSETS                                        1,690,190

 Deferred financing costs, Net                                           88,493
                                                                   ------------
                                                                   $  1,778,683
                                                                   ============
              LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
      Accounts payable                                             $     21,676
      Accrued expenses                                                   32,571
                                                                   ------------
          TOTAL CURRENT LIABILITES                                       54,247
                                                                   ------------

 Convertible notes payable                                            1,000,000

 STOCKHOLDERS' EQUITY:
     Preferred stock, $.001  par value; 100,000,000 authorized,
         0 issued and outstanding                                            --
      Common stock, $.001 par value, 5,000,000,000
           shares authorized 13,341,762 shares
           issued and outstanding                                        13,342
      Additional paid-in capital                                     12,018,773
      Accumulated deficit                                           (11,307,679)
                                                                   ------------
         TOTAL STOCKHOLDERS' EQUITY                                     724,436
                                                                   ------------
                                                                   $  1,778,683
                                                                   ============

                   See notes to unaudited financial statements

                       ADVANTAGE CAPITAL DEVELOPMENT CORP
                            STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (Unaudited)

                                                         For the Three Months             For the Nine Months
                                                           Ended December 31,               Ended December 31,
                                                         2004            2003            2004             2003
                                                      ------------    ------------    ------------    ------------
                                                       (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
REVENUES:
   Capital raising fees                               $     50,000    $         --    $    100,000    $         --
   Interest income                                          15,222             160          18,536             160
                                                      ------------    ------------    ------------    ------------
                                                            65,222             160         118,536             160

COSTS AND EXPENSES:
     General and administrative                            245,175         840,284         340,023         884,344
                                                      ------------    ------------    ------------    ------------

OPERATING LOSS                                            (179,953)       (840,124)       (221,487)       (884,184)

  Interest expense                                          15,547              --          31,603              --
  Beneficial converion feature on convertible notes             --              --         157,333              --
  Write off of technology                                       --              --         396,415              --
  Settlements                                               40,694              --          40,694              --
  Gain on retirement of payables                                --              --        (159,512)             --
                                                      ------------    ------------    ------------    ------------
                                                            56,241              --         466,533              --

NET LOSS                                              $   (236,194)   $   (840,124)   $   (688,020)   $   (884,184)
                                                      ------------    ------------    ------------    ------------

WEIGHTED AVERAGE NUMBER OF COMMON                        7,958,429       5,687,471      11,220,848       4,155,582
    SHARES OUTSTANDING - basic and diluted
                                                      ------------    ------------    ------------    ------------

NET LOSS PER SHARE - basic and diluted                $      (0.03)   $      (0.15)   $      (0.06)   $      (0.21)
                                                      ============    ============    ============    ============

        See notes to unaudited financial statements

                       ADVANTAGE CAPITAL DEVELOPMENT CORP
                            STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 2004
                                   (Unaudited)

                                                                 For the Nine Month's
                                                                   Ended December 31,

                                                                  2004           2003
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                  $  (688,020)   $  (884,184)
                                                               -----------    -----------
     Adjustments to reconcile net loss to net
       cash used in operating activities:
       Depreciation and amortization                                11,507             --
       Beneficial conversion expense                               157,333             --
       Warrants issued for service                                  20,020
       Stock issued for services                                    60,000        730,695
     Stock issued for settlements                                   20,694             --
       Write off of technology                                     371,415             --
       Gain on retirement of payables                             (159,512)            --

     Changes in assets and liabilities:
          Increase in interest receivable                          (12,552)            --
          Increase in prepaid expenses                             (79,427)          (400)
          Increase in deferred financing costs                    (100,000)            --
          Increase in accounts  payable ans accrued expenses       114,646          8,409
                                                               -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                             (283,896)      (145,480)
                                                               -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Note receivable                                              (1,068,259)            --
                                                               -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from convertible notes                             1,000,000             --
     Proceeds from issuance of common stock                        866,800        150,000
                                                               -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        1,866,800        150,000
                                                               -----------    -----------
NET INCREASE  IN CASH                                              514,645          4,520

CASH, beginning of period                                           15,307            385
                                                               -----------    -----------
CASH, end of period                                            $   529,952    $     4,905
                                                               -----------    -----------
SUPPLEMENTAL CASH FLOW INFORMATION:

Non cash transactions

     Accounts payable contributed to capital                   $   595,516    $        --
                                                               -----------    -----------
     Conversion of accounts payable and accrued
     accrued expenses to common stock                          $    59,966    $        --
                                                               -----------    -----------
     Conversion of Judgements to common stock                  $   228,000    $        --
                                                               -----------    -----------
     Conversion of notes payable to common stock               $   255,405    $        --
                                                               -----------    -----------

Cash paid for:
    Interest                                                   $        --    $       110
                                                               ===========    ===========
    Income Taxes                                               $        --    $        --
                                                               ===========    ===========

                   See notes to unaudited financial statements

1. BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with Generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine-month period ended December 31, 2004 are not necessarily indicative of the results to be expected for the year ended March 31, 2005. The interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Company's Annual Report on Form 10-KSB for the year-ended March 31, 2004.

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

4. INTEREST RECEIVABLE

Interest receivable consist of amounts owed to the Company from its investments.

5. PREPAID EXPENSES

Prepaid expenses consists of the following:

                                    Consulting     $20,833
                                    Legal           58,594
                                                   ---------
                                    Total          $79,427
                                                   =========

6. NOTES RECEIVABLE

Global                                $  550,000                  51%
College Partners                          50,000                   5%
American Publishing                       18,259                   2%
Colmena                                  200,000                  19%
Cinema Ride                              250,000                  23%
                                      ----------          -----------
                                      $1,068,259                 100%
                                      ==========          ===========

On August 23, 2004, the Company entered into a Business Development Agreement with Global IT Holdings, Inc. ("Global"), a New York-based holding company created to acquire targeted internet technology (IT) staffing firms. In addition to receiving a fifteen percent (15%) stake in Global common stock, in exchange for our commitment to provide business development services to Global. The Company invested $500,000 through a collateralized senior debenture in the amount of $500,000. The note bears interest at six and one-half percent (6.5%) and matures on December 31, 2004 The Company recorded income of $3,295 for the quarter ended September 30, 2004. In November and December 2004 The Company advanced Global an additional total of $50,000 with similar terms as above with an interest rate of 10%. In February 2005, the Company extended the due date of its Series A 6.5% $500,000 note with Global IT Holdings, Inc. until June 30, 2005.


In October 2004 the Company entered into a promissory note and security agreement in the amount of $50,000 with a company. The note bears interest at a rate of 10% per annum. The third party has agreed that the return on the note will be 25% and will have 90 days from the date of the note repayment to pay the difference.

October 2004, the Company purchased a convertible debenture of American Publishing, Inc. from an unrelated third party in the amount of $18,259. The debenture is convertible into $36,518 of common stock upon demand by the Company.

In November 2004 the Company purchased a $200,000 of 8% secured convertible debenture from Colmena Corp. ("Colmena"). The note plus accrued interest is convertible into common stock at (a) an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company's Common Stock, for the thirty (30) trading days immediately preceding the conversion rate. The Company also received 40,000 common stock warrants at a price of $.30 per share. The warrants expire 2 years for the date of the convertible note.

In December 2004 the Company purchased $250,000 of 5% convertible debenture from Cinema Ride, Inc.("Cinema Ride"). The debenture is due 9 months from the date of issuance. The note plus accrued interest is convertible into common stock at (a) an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company's Common Stock, for the five (5) trading days immediately preceding the conversion rate. The Company also received 40,000 common stock warrants at a price of $.25 per share. The warrants expire 3 years for the date of the convertible note.

7. CONVERTIBLE NOTES PAYABLE

On August 25, 2004, the Company issued $1,000,000 in convertible debentures to Cornell Capital. These debentures are convertible into shares of our Common Stock at the price per share price equal to the volume weighted average price of the Common Stock as listed on Pink Sheets or OTC Bulletin Board (or Nasdaq SmallCap Market or American Stock Exchange), as quoted by Bloomberg L.P. during the three (3) trading days immediately preceding the conversion date. These convertible debentures bear interest at 5% and are convertible at the holder's option. These convertible debentures have a term of three years and may be redeemed, at our option at a 20% premium. The Company was obligated to pay a $100,000 financing fee to Cornell for the note. The financing fees are being amortized over the life of the note. The Company recorded an expense of $157,333 associated with the beneficial conversion feature of this note which is included in the statement of operations for the nine months ended December 31, 2004.

8. COMMON STOCK

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

In August 2004, the Company entered into a Standby Equity Distribution Agreement with. Under this agreement, we may issue and sell to Cornell Capital, Common Stock for a total purchase price of up to $25.0 million. The Company will be entitled to commence drawing down on the Standby Equity Distribution Agreement when the sale of the Common Stock under the Standby Equity Distribution Agreement is registered with the SEC and for two years thereafter. The purchase price for the shares will be equal to 98% of the market price, which is defined as the lowest closing bid price of the Common Stock during the five trading days following the notice date. A cash fee equal to ten percent (10%) of the cash proceeds of the draw down is also payable at the time of funding. To date, the Company has not received any funding under the Standby Equity Distribution Agreement.

In September 2004 the Company issued a total of 500,000 shares of common stock for past services of $13,500 which is included in the statement of operations for the nine months ended December 31, 2004.

In October and November, 2004 The Company sold an additional 1,010,058 shares of common stock at a price of $.15 for net proceeds of $151,512.

In November 2004. The Company issued a total of 4,000,000 shares of common to be held in escrow as part of a purchase option agreement. The purchaser has the right to purchase shares a price of 70% of the lowest 5 day closing price for the 20 days prior to the closing date. Any shares still held in escrow on September 21, 2005 will be returned to the Company. In December 2004, Alpha Capital Aktiengesellschaft purchased a total of 669,950 shares of common stock at a price of $.25 for gross proceeds of $166,487 pursuant to this agreement.

9. Commitments and Contingencies

In September 2004 the Company entered in a 6 month Consulting agreement for public relations. The terms of the agreement are $110,000 payable $60,000 upon signing and $25,000 payable after 90 days and the balance payable 150 days after signing.

In October 2004 the Company entered into a six month consulting agreement for public relations. The terms are $8,000 per month. The consultant was also issued 40,000 warrants at a price of $.60. The warrants expire October 30, 2009. The Company recorded an expense of $20,020 as per a Black-Scholes calculation.

11. Subsequent Events

In January 2005 the Company purchased an additional $250,000 of 5% convertible debenture from Cinema Ride, Inc.("Cinema Ride"). The debenture is due 9 months from the date of issuance. The note plus accrued interest is convertible into common stock at (a) an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company's Common Stock, for the five (5) trading days immediately preceding the conversion rate. The Company also received 40,000 common stock warrants at a price of $.25 per share. The warrants expire 3 years for the date of the convertible note.

In January 2005, the Company amended its consulting services agreement dated September 20, 2004 with Triple Crown Consulting Inc.("Triple Crown"). The Agreement was extended until May 31, 2005. As compensation, The Company agreed to issue Triple Crown a total of 850,000 shares of common stock valued at $250,000. As of February 7, 2005, 250,000 shares of the common stock had been issued.

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

The accompanying financial statements have been prepared in accordance with Generally accepted accounting principles for interim financial information and With instructions of Form 10Q-SB. Accordingly, they do not include all of the Information and footnotes required by generally accepted accounting principles For complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months period ended December 31, 2004 are not necessarily indicative of the results to be expected for the year ended March 31, 2005. The interim financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's annual Report on Form 10KSB for the year- ended March 31, 2004.

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

Capital raising fees increased for the three months ended December 31, 2004 to $50,000 from $0 for the three ended December 31, 2003 and to $100,000 from $0 for the nine ended December 31, 2003. The Company typically charges a 10% up front non refundable fee for most financing transactions.

Interest income increased for the three months ended December 31, 2004 to $15,222 from $0 for the three ended December 31, 2003 and to $18,536 from $0 for the nine ended December 31, 2003. The Company typical charges interest at a rate between 5% to 10% on convertible notes it purchases. The Company may also receive warrants as part of the financing. No value has been recorded for these warrants until the are exercised.

Operating expenses, which include selling, general and administrative expenses and consulting expenses decreased to $245,175 for the three months December 31, 2004 from $840,284 for the three months December 31, 2003, an decrease of $595,109. Operating expenses, decreased to $340,023 for the nine months December 31, 2004 from $884,344 for the nine months December 31, 2003, an decrease of $544,321. This decrease was a result of an decrease in Consulting fees of approximately $692,000 for the three months ended December 31, 2004 and $690,000 for the nine months ended December 31, 2004. General operating and professional fees have increased for the three and nine months ending September 30, 2004 as the Company commenced it operations as a Business Development Corporation.

Interest expense for the three and nine months ended December 31, 2004 was $15,547 and $31,603 compared to $0 for the three and nine months ended December 31, 2004, respectively. The increase in interest was a direct result of the Company's financing through a $1,000,000, 5% convertible note.

Beneficial conversion expense increased to $157,333 for the nine months ended December 31, 2004 from $0 for the nine months ended December 31, 2004. This was a result of the conversion feature attached to the $1,000,000 of convertible note.

Write of off technology increase to $396,415 for the nine months ended December 31, 2004 from $0 for the nine months ended December 31, 2004. This consists of Oil and Gas Interest of $116,415 and Technological Rights of $225,000. Management determined there was no future benefit of the Oil and Gas Interests and elected to fully reserve for them. The Company incurred a $225,000 loss on the sale of Technological Rights.

Gain on retirement of payable was $159,512 for the nine months ended December 31, 2004 from $0 for the nine months ended December 31, 2003. This was result of settlements with a former Director and several consultants for amounts owed to them.

Settlement increased for the three and nine months ended December 31, 2004 to $40,694 from $0 for the three and nine months ended December 31, 2004. On November 30, 2004 the Company settled with a former President and Director of C.E.C. Industries. The judgment entered was in the amount of $207,307. The Company settled this judgment for a total of $248,000 consisting of Cash of $20,000 and common stock valued at $228,000. Resulting in an additional expense of $40,694 over what had been previously recorded.

Net Loss

Net loss decreased to ($236,194) for the three months ended December 31, 2004 from a net loss of ($840,124 for the three months ended December 31, 2003, decrease of $630,930. Net loss decreased to ($688,020) for the nine months ended December 31, 2004 from a net loss of ($884,184) for the nine months ended December 31, 2003, decrease of $196,194, This decrease was a result of an decrease in Consulting fees of approximately $692,000 for the three months ended December 31, 2004 and $690,000 for the nine months ended December 31, 2004. General operating and professional fees have increased for the three and nine months ending September 30, 2004 as the Company commenced it operations as a Business Development Corporation. primarily due to the expenses associated with the beneficial conversion of debt and the interest associated with the debt, the write off of technology and the gain associated the retirement of payables.

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


In August 2004, the Company entered into a Business Development Agreement with Global IT Holdings, Inc. ("Global"), a New York-based holding company created to acquire targeted internet technology (IT) staffing firms. In addition to receiving a fifteen percent (15%) stake in Global common stock, in exchange for our commitment to provide business development services to Global, we furthered our commitment to Global on August 24, 2004, by lending Global $500,000 through a collateralized senior debenture in the amount of $500,000. The note bears interest at six and one-half percent (6.5%) and matures on December 31, 2004. In November and December 2004 The Company advanced Global an additional total of $50,000 with similar terms as above. In February 2005, the Company extended the due date of its Series A 6.5% $500,000 note with Global IT Holdings, Inc. until June 30, 2005.

In October 2004 the Company entered into a promissory note and security agreement in the amount of $50,000 with an unrelated third party. The note bears interest at a rate of 10% per annum. The third party has agreed to the Company that the return on the note will be 25% and will have 90 days from the date of the note repayment to pay the difference.


In October 2004, the Company purchased a convertible debenture of American Publishing, Inc. from an unrelated third party in the amount of $18,259. The debenture is convertible into $36,518 of common stock upon demand by the Company.

In November 2004 the Company purchased a $200,000 of 8% secured convertible debenture from Colmena Corp. ("Colmena"). Colmena is an IT Managers and Auditors supplying Network Management, Network Security, Disaster Recovery and Business Continuity, Financial and Business Intelligence Systems and Software Development.The debenture is due 9 months from the date of issuance. The note plus accrued interest is convertible into common stock at (a) an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company's Common Stock, for the thirty (30) trading days immediately preceding the conversion rate. The Company also received 40,000 common stock warrants at a price of $.30 per share. The warrants expire 2 years for the date of the convertible note.

In December 2004 the Company purchased $250,000 of 5% convertible debenture from Cinema Ride, Inc.("Cinema Ride"). Cinema Ride sells TIX4TONIGHT for half price,show tickets in Las Vegas The debenture is due 9 months from the date of issuance. The note plus accrued interest is convertible into common stock at (a) an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company's Common Stock, for the five (5) trading days immediately preceding the conversion rate. The Company also received 40,000 common stock warrants at a price of $.25 per share. The warrants expire 3 years for the date of the convertible note.

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

On September 20, 2004, we filed a Form 1E Notification under Regulation E of the Securities Act of 1933 to raise up to $5,000,000 in a Regulation E offering. The Shares were offered by the officers and directors of the Company on a best efforts basis with no minimum. The offering price may change during this offering, at the discretion of the Board of Directors based on terms that can be negotiated, but not will not be less than $0.001 per share nor more than $2.00 per share. The Company has not engaged any broker/dealers licensed by the National Association of Securities Dealers, Inc. for the sale of these shares and has no intention to do so. As of December 31, 2004 the Company has raised $700,312 from the sale of 4,668,727 at a price of $.15 from this offering.


On October 5, 2004, the Company entered a stock purchase agreement with Alpha Capital Aktiengesellschaft to issued a total of 4,000,000 shares of common to be held in escrow as part of a purchase option agreement . The purchaser has the right to purchase shares a price of 70% of the lowest 5 day closing price for the 20 days prior to the closing date. Any shares still held in escrow on September 21, 2005 will be returned to the Company. In December 2004, Alpha Capital Aktiengesellschaft purchased a total of 669,950 shares of common stock at a price of $.25 for gross proceeds of $166,487 pursuant to this agreement.


On November 30, 2004 the holder of notes payable in the amount of $241,200 plus accrued interest of $12,928 elected to convert the notes and accrued interest into 1,277,029 shares of common stock at a price of $.20 per share.

On November 30, 2004 the Company settled with a former President and Director of C.E.C. Industries. The Company settled a judgment for a total of $248,000 consisting of Cash of $20,000 and 521,739 shares of common stock valued at $228,000.


On December 20, 2004 the Company issued 125,000 shares of common stock valued at $35,000 to Triple Crown Consulting for consulting services rendered.


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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings


On September 2, 1998, a judgment was entered in United States District Court, District of Utah, Central Division, against C.E.C. Industries, Inc. in favor of George A. Matthews, Jr. a former President and Director of C.E.C. Industries. The judgment entered was in the amount of $207,306.93. The judgment award was to compensate Mr. Matthews for monies allegedly owed to him on his Employment Agreement, from an alleged wrongful stop transfer, interest, and attorney's fees. The Company was unable to post a bond. The judgment was recorded in several states under the Sister State Judgment Act. In November 2004, the Company entered into a settlement agreement with Mr. Matthews for the release of all obligations for this judgment for consideration of cash and common stock from the Company.

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

None

Item 5. Other Information

None

Item 6. Exhibits and Reports of Form 8-K


An 8-K was filed on October 7, 2004 disclosing that the Company issued a press release announcing its intention to issue a property dividend of 501,000 shares of its common stock of Global IT Holdings, Inc. to its shareholders.

An 8-K was filed on November 1, 2004 disclosing that the Company issued a press release announcing that Platinum IT Consulting, a subsidiary of its portfolio company, Global IT Holdings Inc., has signed eight new contracts with major national and multi-national companies.

An 8-K was filed on November 9, 2004 announcing that Russell & Atkins, PLC ("Russell & Atkins") resigned as independent auditor and the Company engaged Weiner, Goodman & Company, P.C. as its principal independent accountant.

An 8-K was filed on November 18, 2004 disclosing that the Company issued a press release announcing that the Company has obtained $25 million in committed equity capital in the form of a Standby Equity Distribution Agreement (SEDA) with an institutional investor.

An 8-K was filed on December 7, 2004 disclosing that the Company issued a press release announcing that the Company has participated in a $600,000 investment in Networth Technologies, formerly known as Colmena Corp. (OTCBB: CLME), a global management consulting, technology services and acquisition company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANTAGE CAPITAL DEVELOPMENT CORP.

By:  /s/ Jeffrey Sternberg                         Dated: February 14, 2005
     ----------------------------
     Jeffrey Sternberg, President