Form 10-Q/A
period 2004-09-30
ADVANTAGE CAPITAL DEVELOPMENT CORP
filed 2005-04-06
CIK 54175

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          AMENDMENT NO. 1 TO FORM 10-Q
          Quarterly Report Under Section 13 or 15(d) of the Securities
                             Exchange Act of 1934.

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

                                      INDEX

PART I - FINANCIAL INFORMATION                                       Page No.

   Item 1.   Financial Statements

        Balance Sheet September 30, 2004                                  3

        Statement of Operations for the three and six
            months ended September 30, 2004 and 2003                      4

        Statement of Cash Flows for the six months ended
            September 30, 2004 and 2003                                   5

        Notes to Financial Statements                                   6-9

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operation             10-14

   Item 3. Quantitative and Qualitative Disclosures About
           Market Risk                                                   13

   Item 4.   Controls and Procedures                                     14

PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings                                           15

   Item 2.   Changes in Securities                                       15

   Item 3.   Defaults by the Company upon its
             Senior Securities                                           15

   Item 4.   Submission of Matter to a Vote of
             Security Holders                                            15

   Item 5.   Other Information                                           15

   Item 6.   Exhibits and Reports of Form 8-K                            15

   SIGNATURES                                                            15

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
                                                   ===========     ===========

                   See notes to unaudited financial statements

1. BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with Generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six-month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ended March 31, 2005. The interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Company's Annual Report on Form 10-KSB for the year-ended March 31, 2004.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Quarterly Report on Amendment No. 1 to Form 10-Q contains "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in or incorporated by reference into this Amendment No. 1 to Form 10-Q, are forward-looking statements. In addition, when used in this document, the words "anticipate," "estimate," "project" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to certain risks, uncertainties and assumptions including risks relating to our limited operating history and operations losses; significant capital requirements; development of markets required for successful performance by the Company as well as other risks described in the Company's Annual Report on Form 10-KSB as well as in this report on Amendment No. 1 to Form 10-Q. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although the Company believes that the expectations we include in such forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct.

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

Forward-Looking Statements

This Amendment No. 1 to Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Amendment No. 1 to Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

Consequently, all of the forward-looking statements made in this Amendment No. 1 to Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and rates. We are exposed to market risk because, as a business development company, we are required to invest at least 70% of our total assets in private or thinly traded public U.S.-based companies. Therefore, our portfolio primarily consists of loans to and securities issued by small- and medium-sized privately owned businesses. Compared to larger publicly owned firms, these companies may be more vulnerable to economic downturns due to changes in the market. We do not anticipate that near-term changes in market rates will have a material impact on our future earnings, fair values or cash flows. However, there can be no assurance that a sudden and significant decline in the value of our portfolio companies would not have a material adverse effect on our financial conditions and results of operations.

Our secured convertible debenture with Cornell Capital bears interest at a fixed Rate of 5.00%; therefore our results of operations would not be affected by interest rate changes.

Item 4. Controls and Procedures

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

ADVANTAGE CAPITAL DEVELOPMENT CORP.


By:  /s/ Jeffrey Sternberg                               Dated: April 6, 2004
     -----------------------------
      Jeffrey Sternberg, President