Form 10-Q/A
period 2004-12-31
ADVANTAGE CAPITAL DEVELOPMENT CORP
filed 2005-04-06
CIK 54175

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

                                     INDEX

PART I - FINANCIAL INFORMATION                                        Page No.

     Item 1.  Financial Statements


        Balance Sheet December 31, 2004 (unaudited)                       3


        Statement of Operations for the three and nine

            months ended December 31, 2004 and 2003 (unaudited)           4

        Statement of Cash Flows for the nine months ended
            December 31, 2004 and 2003  (unaudited)                       5

          Notes to Financial Statements (unaudited)                    6-10


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operation            11-15

     Item 3.  Quantitative and Qualitative Disclosures About
              Market Risk                                                13

     Item 4.   Controls and Procedures                                   15

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                         16

     Item 2.   Changes in Securities                                     16

     Item 3.   Defaults by the Company upon its
               Senior Securities                                         16

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                          16

     Item 5.   Other Information                                         16

     Item 6.   Exhibits and Reports of Form 8-K                          16

     SIGNATURES                                                          17

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

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in or incorporated by reference into this Amendment No. 1 to Form 10-Q, are forward-looking statements. In addition, when used in this document, the words "anticipate," "estimate," "project" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to certain risks, uncertainties and assumptions including risks relating to our limited operating history and operations losses; significant capital requirements; development of markets required for successful performance by the Company as well as other risks described in the Company's Annual Report on Form 10-KSB as well as in this report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although the Company believes that the expectations we include in such forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct.

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

ADVANTAGE CAPITAL DEVELOPMENT CORP.

By:  /s/ Jeffrey Sternberg                         Dated: April 6, 2005
     ----------------------------
     Jeffrey Sternberg, President