Form 10-Q/A
period 2004-09-30
ADVANTAGE CAPITAL DEVELOPMENT CORP
filed 2005-04-27
CIK 54175

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

                                      INDEX

PART I - FINANCIAL INFORMATION                                         Page No.

   Item 1.   Financial Statements

             Balance Sheet September 30, 2004                                 3

             Statement of Operations for the three and six
             months ended September 30, 2004 and 2003                         4

             Statement of Cash Flows for the six months ended
             September 30, 2004 and 2003                                      5

             Statement of Investments                                         6

             Notes to Financial Statements                                 7-11

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operation                 12-17

   Item 3.   Quantitative and Qualitative Disclosures About
             Market Risk                                                     17

   Item 4.   Controls and Procedures                                         17

PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings                                               18

   Item 2.   Changes in Securities                                           18

   Item 3.   Defaults by the Company upon its
             Senior Securities                                               18

   Item 4.   Submission of Matter to a Vote of
             Security Holders                                                18

   Item 5.   Other Information                                               18

   Item 6.   Exhibits and Reports of Form 8-K                                18

   SIGNATURES                                                                19

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                       ADVANTAGE CAPITAL DEVELOPMENT CORP
                                  Balance Sheet


                                     ASSETS

                                                      September 30, 2004         March 31, 2004
                                                          (Unaudited)               (Audited)
                                                         ------------              -----------
 CURRENT ASSETS:
  Loans and investments in portfolio securities,
   at market or fair value:
      Affiliated companies (cost of $500,000)            $    500,000              $       --
  Cash                                                        914,893                     455
  Interest receivable                                           3,294                      --
  Prepaid expenses                                             78,750                      --

  Deferred financing costs, Net                                96,804                      --
                                                         ------------              -----------
                                                         $  1,593,741              $      455
                                                         ============              ===========

                           LIABILITIES AND NET ASSETS

CURRENT LIABILITIES:
  Accounts payable                                       $     14,153              $   39,926
  Judgements payable                                          207,306                 207,306
  Accrued expenses                                             42,306                      --
  Notes payable                                               231,200                 231,200
  Convertible notes payable                                 1,000,000                      --
                                                         ------------              -----------
Total liabilities                                           1,494,965
478,432


Net Assets:
Preferred stock, $.001  par value; 100,000,000 authorized,
         0 issued and outstanding                                  --                      --
Common stock, $.001 par value, 5,000,000,000 at
         September 30, 2004 and 5,872,470 shares at
         March 31, 2004 shares authorized;
         9,693,041 shares issued and outstanding                9,693               2,097,405
     Additional paid-in capital                            11,140,548               7,691,220
     Accumulated deficit                                  (11,051,465)            (10,266,602)
                                                         ------------              -----------
        Total net assets                                       98,776                (477,977)
                                                         ------------              -----------

        Total liabilities and net assets                 $  1,593,741              $      455
                                                         ============              ===========
Net assets per share                                     $        .16              $       --
                                                         ============              ===========

                   See notes to unaudited financial statements


                       ADVANTAGE CAPITAL DEVELOPMENT CORP
                            STATEMENTS OF OPERATIONS
         FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                        For the Three Months           For the Six Months
                                                        Ended Septmeber 30,            Ended September 30,
                                                        2004            2003           2004           2003
                                                    ------------   -------------   ------------    ------------

COSTS AND EXPENSES:
General and administrative                        $    19,428        $    21,055        $    24,980        $    44,060
Legal Fees                                             18,554                 --             18,554                 --
Management Fees                                        31,294                 --             31,294                 --
Interest expense                                       16,056                 --             16,056                 --
Beneficial converion feature on
 convertible notes                                    157,333                 --            157,333                 --
Write off of technology                                    --                 --            396,415                 --
Gain on retirement of payables                             --                 --           (159,512)                --
                                                  -----------        -----------        -----------        -----------
Total operating expenses                              242,665                 --            485,120                 --
                                                  -----------        -----------        -----------        -----------
Investment Loss, Net                                 (242,665)           (21,055)          (485,120)           (44,060)
                                                  -----------        -----------        -----------        -----------
REVENUES:
  Capital raising fees                                 50,000                 --             50,000                 --
  Interest income                                       3,313                 --              3,313                 --
                                                  -----------        -----------        -----------        -----------
                                                       53,313                 --             53,313                 --
Net decrease in net assets prior to net
realized and unrealized gains(losses) on
investments                                          (189,352)           (21,055)          (431,807)           (44,060)
                                                  -----------        -----------        -----------        -----------

Net Realized and Unrealized Appreciation on
Investments:
    Net change in unrealized appreciation/
      Depreciation on investments                          --                 --                 --                 --
                                                  -----------        -----------        -----------        -----------

Net realized and unrealized appreciation on
Investment transactions                                    --                 --                 --                 --
                                                  -----------        -----------        -----------        -----------
Net (decrease) in net assets
  resulting from operations                       $  (189,352)       $   (21,055)       $  (431,807)       $   (44,060)
                                                  ===========        ===========        ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON                   6,976,724          3,822,637          6,255,548          3,822,637
    SHARES OUTSTANDING - basic and diluted        -----------        -----------        -----------        -----------

NET LOSS PER SHARE - basic and diluted            $     (0.03)       $     (0.01)       $     (0.07)       $     (0.01)
                                                  ===========        ===========        ===========        ===========

                  See notes to unaudited financial statements


                       ADVANTAGE CAPITAL DEVELOPMENT CORP
                            STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


                                                                                For the Six Months
                                                                                Ended September 30,
                                                                           2004                       2003
                                                                       -----------                -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net decrease in net assets resulting
      from operations                                                  $  (431,807)               $   (44,060)
                                                                       -----------                -----------

     Adjustments to reconcile net assets from operations
       to net cash used in operating
          activities:
       Depreciation and amortization                                         3,196                         --
       Beneficial conversion expense                                       157,333                         --
       Stock issued for services                                            60,166                         --
       Write off of technology                                             396,415                         --
       Gain on retirement of payables                                     (159,512)                    42,700

     Changes in assets and liabilities:
       Increase in interest receivable                                      (3,294)                        --
       Increase in prepaid expenses                                        (78,750)                        --
       Increase in deferred financing costs                               (100,000)                        --
       Accounts  payable ans accrued expenses                                9,847                      1,250

                                                                       -----------                -----------
NET CASH USED IN OPERATING ACTIVITIES                                     (146,406)                      (110)
                                                                       -----------                -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Note receivable                                                        (500,000)                        --

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from note payable                                             12,500                         --
     Proceeds from convertible notes                                     1,000,000                         --
     Proceeds from issuance of common stock                                548,799                         --

                                                                       -----------                -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                1,561,299                         --
                                                                       -----------                -----------

NET INCREASE (DECREASE) IN CASH                                            914,893                       (110)

CASH, beginning of period                                                       --                        495

                                                                       -----------                -----------

CASH, end of period                                                    $   914,893                $       385
                                                                       -----------                -----------

SUPPLEMENTAL CASH FLOW INFORMATION:

Non cash transactions

        Accounts payable contributed to capital                        $   595,516                $        --
                                                                       -----------                -----------

        Conversion of accounts payable and accrued
        accrued expenses to common stock                               $    60,166                $        --
                                                                       -----------                -----------

Cash paid for:
    Interest                                                           $        --                $        --
                                                                       ===========                ===========
    Income Taxes                                                       $        --                $        --
                                                                       ===========                ===========


                   See notes to unaudited financial statements


                       ADVANTAGE CAPITAL DEVELOPMENT CORP
                            STATEMENT OF INVESTMENTS
                               September 30, 2004
                                   (Unaudited)



                                                       Percentage
                                    Description            of       Cost and        Fair
          COMPANY                   of Business        Ownership      Loans         Value    Affiliation
 --------------------------   ----------------------   ----------   --------      --------   -----------
Global IT Holdings, Inc.            Staffing                15%     $ 500,000     $500,000     Yes (1)
                                                                    --------      --------

 TOTAL INVESTMENTS                                                  $ 500,000     $500,000
                                                                    ========      ========


(1) Cost basis



            See accompanying notes to unaudited financial statements

                       ADVANTAGE CAPITAL DEVELOPMENT CORP.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

4.   Investments

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

As required by ASR 118, the investment committee of the company is required to assign a fair value to all investments. To comply with Section 2(a) (41) of the Investment Company Act and Rule 2a-4 under the Investment Company Act, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board's direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the method used in valuing each issue of security in the company's portfolio. The directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not directors, the directors must carefully review the findings of such intervals in order to satisfy themselves that the resulting valuations are fair.

No single standard for determining "fair value...in good faith" can be laid down, since fair value depends upon the circumstances of each individual case. As a general principle, the current "fair value" of an issue of securities being valued by the board of directors would appear to be the amount which the owner might reasonably expect to receive for them upon their current sale. Methods, which are in accord with this principle, may, for example, be based on a multiple of earnings, or a discount from market of a similar freely traded security, or yield to maturity with respect to debt issues, or a combination of these and other methods. Some of the general factors, which the directors should consider in determining a valuation method for an individual issue of securities, include:

1) the fundamental analytical data relating to the investment,

2) the nature and duration of restrictions on disposition of the securities, and

3) an evaluation of the forces which influence the market in which these securities are purchased and sold. Among the more specific factors which are to be considered are: type of security, financial statements, cost at date of purchase, size of holding, discount from market value of unrestricted securities of the same class at time of purchase, special reports prepared by analysis, information as to any transactions or offers with respect to the security, existence of merger proposals or tender offers affecting the securities, price and extent of public trading in similar securities of the issuer or comparable companies, and other relevant matters.

The board has arrived at the following valuation method for its investments. Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded, or is thinly traded, and in absence of a recent appraisal, the value of the investment shall be based on the following criteria:

     1. Total amount of the Company's actual investment ("AI"). This amount shall include all loans, purchase price of securities, and fair value of securities given at the time of exchange.

     2.   Total revenues for the preceding twelve months ("R").

     3.   Earnings before interest, taxes and depreciation ("EBITD")

     4.   Estimate of likely sale price of investment ("ESP")

     5.   Net assets of investment ("NA")

     6.   Likelihood of investment generating positive returns (going concern).

The estimated value of each investment shall be determined as follows:

     o Where no or limited revenues or earnings are present, then the value shall be the greater of the investment's a) net assets, b) estimated sales price, or c) total amount of actual investment.

     o Where revenues and/or earnings are present, then the value shall be the greater of one time (1x) revenues or three times (3x) earnings, plus the greater of the net assets of the investment or the total amount of the actual investment.

     o Under both scenarios, the value of the investment shall be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investments ability to continue as a going concern.

Based on the previous methodology, the Company determined that

The investment in Global is valued at cost as of September 30, 2004.

5.   INTEREST RECEIVABLE


Interest receivable consist of amounts owed to the Company from one of its investments.


6.   PREPAID EXPENSES


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

8.   NOTES PAYABLE

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


This Quarterly Report on Amendment No. 2 to Form 10-Q contains "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in or incorporated by reference into this Amendment No. 2 to Form 10-Q, are forward-looking statements. In addition, when used in this document, the words "anticipate," "estimate," "project" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to certain risks, uncertainties and assumptions including risks relating to our limited operating history and operations losses; significant capital requirements; development of markets required for successful performance by the Company as well as other risks described in the Company's Annual Report on Form 10-KSB as well as in this report on Amendment No. 2 to Form 10-Q. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although the Company believes that the expectations we include in such forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct.

The accompanying financial statements have been prepared in accordance with Generally accepted accounting principles for interim financial information and with instructions of Form 10-Q. Accordingly, they do not include all of the Information and footnotes required by generally accepted accounting principles For complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months period ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ended March 31, 2005. The interim financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Annual Report on Form 10KSB for the year- ended March 31, 2004.

CRITICAL ACCOUNTING POLICIES

Advantage Capital Development Corp. financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States of America ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures, including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed by us for reasonableness and conservatism on a consistent basis. Primary areas where our financial information is subject to the use of estimates, assumptions and the application of judgment include acquisitions, valuation of investments, and the realizability of deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS

The recoverability of long-lived assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired. As it relates to definite life intangible assets, we apply the impairment rules as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of" as amended by SFAS No. 144, which also requires significant judgment and assumptions related to the expected future cash flows attributable to the intangible asset. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the recoverability of the asset.

INCOME TAXES

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of September 30, 2004, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

VALUATION OF INVESTMENTS

As required by ASR 118, the investment committee of the company is required to assign a fair value to all investments. To comply with Section 2(a) (41) of the Investment Company Act and Rule 2a-4 under the Investment Company Act, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board's direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the method used in valuing each issue of security in the company's portfolio. The directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not directors, the findings of such intervals must be carefully reviewed by the directors in order to satisfy themselves that the resulting valuations are fair.

No single standard for determining "fair value...in good faith" can be laid down, since fair value depends upon the circumstances of each individual case. As a general principle, the current "fair value" of an issue of securities being valued by the board of directors would appear to be the amount which the owner might reasonably expect to receive for them upon their current sale. Methods, which are in accord with this principle, may, for example, be based on a multiple of earnings, or a discount from market of a similar freely traded security, or yield to maturity with respect to debt issues, or a combination of these and other methods. Some of the general factors, which the directors should consider in determining a valuation method for an individual issue of securities, include:

1) the fundamental analytical data relating to the investment, 2) the nature and duration of restrictions on disposition of the securities, and 3) an evaluation of the forces which influence the market in which these securities are purchased and sold. Among the more specific factors which are to be considered are: type of security, financial statements, cost at date of purchase, size of holding, discount from market value of unrestricted securities of the same class at time of purchase, special reports prepared by analysis, information as to any transactions or offers with respect to the security, existence of merger proposals or tender offers affecting the securities, price and extent of public trading in similar securities of the issuer or comparable companies, and other relevant matters.

Our board has arrived at the following valuation method for our investments. Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded, or is thinly traded, or in absence of a recent appraisal, the value of the investment shall be based on the following criteria:

     1. Total amount of the Company's actual investment ("AI"). This amount shall include all loans, purchase price of securities, and fair value of securities given at the time of exchange.

     2.   Total revenues for the preceding twelve months ("R").

     3.   Earnings before interest, taxes and depreciation ("EBITD")

     4.   Estimate of likely sale price of investment ("ESP")

     5.   Net assets of investment ("NA")

     6.   Likelihood of investment generating positive returns (going concern).

The estimated value of each investment shall be determined as follows:

     o Where no or limited revenues or earnings are present, then the value shall be the greater of the investment's a) net assets, b) estimated sales price, or c) total amount of actual investment.

     o Where revenues and/or earnings are present, then the value shall be the greater of one time (1x) revenues or three times (3x) earnings, plus the greater of the net assets of the investment or the total amount of the actual investment.

     o Under both scenarios, the value of the investment shall be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investments ability to continue as a going concern.

We have not retained independent appraises to assist in the valuation of the portfolio investments because the cost was determined to be prohibitive for the current levels of investments.

EXPENSES AND REVENUE

Operating expenses, which include selling, general and administrative expenses and consulting expenses decreased to $19,428 for the three months September 30, 2004 from $21,055 for the three months September 30, 2003, a decrease of $1,627. Operating expenses, increased to $74,824 for the six months September 30, 2004 from $44,060 for the six months September 30, 2003, an increase of $30,768 Legal Fees increased to $18,554 for the three and six months ended September 30, 2004 from $0 for the three and six months ended September 30, 2003, this was a result of the Company becoming a Business Development corporation. Management fees increased to $31,294 for the three and six months ended September 30, 2004 from $0 for the three and six months ended September 30, 2003, the Company utilizes an unrelated third party for business development services.


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


NET INCOME (LOSS)


Net decrease in net assets increased from ($189,352) for the three months ended September 30, 2004 for a Net decrease in net assets ($21,055) for the three months ended September 30, 2004, an increase of $168,297, primarily due to the expenses associated with the beneficial conversion of debt and the interest associated with the debt. Net decrease in net assets increased to ($431,807) for the six months ended September 30, 2004 for a ($44,060) for the six months ended September 30, 2004, an increase of $387,747, primarily due to the expenses associated with the beneficial conversion of debt and the interest associated with the debt, the write off of technology and the gain associated the retirement of payables.

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

Forward-Looking Statements


This Amendment No. 2 to Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Amendment No. 2 to Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

Consequently, all of the forward-looking statements made in this Amendment No. 2 to Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations.

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

None

Item 5. Other Information

None

Item 6. Exhibits and Reports of Form 8-K

Exhibits

10.1     Business Development Agreement with Global IT Holdings, Inc.
10.2     Convertible Debenture with Global IT Holdings, Inc.
10.3     Convertible Debenture with Cornell Capital Partners, LP
10.4     Standby Equity Distribution Agreement with Cornell Capital
         Partners, LP
10.5     Engagement Agreement with Knightsbridge Holdings, LLC
10.6     Purchase Option Agreement with Alpha Capital Aktiengesellschaft
10.7     Promissory Note and Security Agreement with College Partners, LLC
10.8     November 1, 2003 Convertible Notes for $218,700 with Advantage Fund I,
         LLC

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

An 8-K was filed on September 27, 2004 disclosing that the Company issued a press release announcing that it closed on a transaction for $1 million in debt financing as part of the first phase of its financing as a business development company

An 8-K was filed on September 27, 2004 disclosing that the Company issued a press release announcing that it has developed a clearly defined investment strategy as it moves forward as a regulated business development company.
                                       15
An 8-K was filed on September 27, 2004 disclosing that the Company issued a press release announcing that it has made an investment in Global IT Holdings, a New York-based holding company created to acquire targeted IT staffing firms.

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

ADVANTAGE CAPITAL DEVELOPMENT CORP.



By:  /s/ Jeffrey Sternberg                               Dated: April 26, 2005
     -----------------------------
      Jeffrey Sternberg, President