Form 10-Q/A
period 2004-12-31
ADVANTAGE CAPITAL DEVELOPMENT CORP
filed 2005-04-28
CIK 54175

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


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

                                     INDEX

PART I - FINANCIAL INFORMATION                                          Page No.

     Item 1.  Financial Statements


              Balance Sheet December 31, 2004 (unaudited)                     3

              Statement of Operations for the three and nine
              months ended December 31, 2004 and 2003 (unaudited)             4

              Statement of Cash Flows for the nine months ended
              December 31, 2004 and 2003  (unaudited)                         5

              Statement of Investments                                        6

              Notes to Financial Statements (unaudited)                    7-12

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operation                13-18

     Item 3.  Quantitative and Qualitative Disclosures About
              Market Risk                                                    18

     Item 4.   Controls and Procedures                                       19

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                             20

     Item 2.   Changes in Securities                                         20

     Item 3.   Defaults by the Company upon its
               Senior Securities                                             20

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                              20

     Item 5.   Other Information                                             20

     Item 6.   Exhibits and Reports of Form 8-K                              20

     SIGNATURES                                                              21

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                       ADVANTAGE CAPITAL DEVELOPMENT CORP
                                  Balance Sheet

                                     ASSETS

                                                                December 31, 2004     March 31, 2004
                                                                   (Unaudited)           (Audited)
                                                                   ------------        ------------
CURRENT ASSETS:
 Loans and investments in portfolio securities,
 at market or fair value:
       Affiliated companies (cost of $1,068,259)                   $ 1,068,259        $        --
 Cash                                                                  529,952                 --
 Interest receivable                                                    12,552                455
 Prepaid expenses                                                       79,427                 --
 Deferred financing costs, Net                                          88,493                 --
                                                                   ------------        ------------
                                                                   $ 1,778,683        $       455
                                                                   ============        ============
              LIABILITIES AND NET ASSETS

 CURRENT LIABILITIES:
  Accounts payable                                                 $    21,676        $    39,926
  Judgement payable                                                         --            207,306
  Accrued expenses                                                      32,571                 --
  Convertible notes payable                                          1,000,000            231,200
                                                                   ------------       ------------
Total Liabilities                                                    1,054,247            478,432

 NET ASSETS:
     Preferred stock, $.001  par value; 100,000,000 authorized,
         0 issued and outstanding                                           --                 --
     Common stock, $.001 par value, 5,000,000,000 shares
         authorized 13,341,762 shares at December 31, 2004 and
         5,872,470 shares at March 31, 2004
         issued and outstanding                                         13,342          2,097,405
      Additional paid-in capital                                    12,018,773          7,691,220
      Accumulated deficit                                          (11,307,679)       (10,266,602)
                                                                   ------------        ------------
         Total net assets                                              724,436           (477,977)
                                                                   ------------        -------------
 Total liabilities and net assets                                  $ 1,778,683        $       455
                                                                   ============        ============
Net assets per share                                               $       .13        $        --
                                                                   ============        ============



                   See notes to unaudited financial statements


                       ADVANTAGE CAPITAL DEVELOPMENT CORP
                            STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (Unaudited)

                                                         For the Three Months             For the Nine Months
                                                           Ended December 31,               Ended December 31,
                                                         2004            2003            2004             2003
                                                      ------------    ------------    ------------    ------------
COSTS AND EXPENSES:
  General and administrative                          $     39,273    $   150,284     $     58,062    $    192,344
  Consulting                                                38,435         690,000          49,935         692,000
  Amortization                                              73,132              -           82,578              --
  Warrants expense                                          20,020             --           20,020              --
  Advertising                                               30,305             --           35,570              --
  Legal and professional                                    17,760             --           36,314              --
  Management fees                                           26,250             --           57,544              --
  Interest expense                                          15,547              --          31,603              --
  Beneficial conversion feature on convertible notes            --              --         157,333              --
  Write off of technology                                       --              --         396,415              --
  Settlements                                               40,694              --          40,694              --
  Gain on retirement of payables                                --              --        (159,512)             --
                                                      ------------    ------------    ------------    ------------
Total operating expenses                                   301,416         840,284         806,556         884,344
                                                      ------------    ------------    ------------    ------------
Investment Loss, Net                                      (301,416)       (840,284)       (806,556)       (884,344)

REVENUES:
   Capital raising fees                                     50,000              --         100,000              --
   Interest income                                          15,222             160          18,536             160
                                                      ------------    ------------    ------------    ------------
                                                            65,222             160         118,536             160


Net decrease in net assets prior to net
realized and unrealized gains(losses) on
investments                                               (236,194)       (840,124)       (688,020)       (884,184)
                                                      ------------    ------------    ------------    ------------
Net Realized and Unrealized Appreciation on
Investments:
    Net change in unrealized appreciation/
      Depreciation on investments                               --              --              --              --
                                                      ------------    ------------    ------------    ------------

Net realized and unrealized appreciation on
Investment transactions                                         --              --              --              --
                                                      ------------    ------------    ------------    ------------
Net (decrease) in net assets
  resulting from operations                           $   (236,194)   $   (840,124)   $   (688,020)   $   (884,184)
                                                      ============    ============    ============    ============


WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - basic and diluted                   7,958,429       5,687,471      11,220,848       4,155,582
                                                      ------------    ------------    ------------    ------------

NET LOSS PER SHARE - basic and diluted                $      (0.03)   $      (0.15)   $      (0.06)   $      (0.21)
                                                      ============    ============    ============    ============


        See notes to unaudited financial statements


                       ADVANTAGE CAPITAL DEVELOPMENT CORP
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 and 2003
                                   (Unaudited)


                                                                 For the Nine Month's
                                                                   Ended December 31,

                                                                  2004           2003
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net decrease in net assets resulting
      from operations                                          $  (688,020)   $  (884,184)
                                                               -----------    -----------
     Adjustments to reconcile net assets from operations
       to net cash used in operating activities:
       Depreciation and amortization                                11,507             --
       Beneficial conversion expense                               157,333             --
       Warrants issued for service                                  20,020
       Stock issued for services                                    60,000        730,695
     Stock issued for settlements                                   20,694             --
       Write off of technology                                     371,415             --
       Gain on retirement of payables                             (159,512)            --

     Changes in assets and liabilities:
          Increase in interest receivable                          (12,552)            --
          Increase in prepaid expenses                             (79,427)          (400)
          Increase in deferred financing costs                    (100,000)            --
          Increase in accounts payable and accrued expenses        114,646          8,409
                                                               -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                             (283,896)      (145,480)
                                                               -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Note receivable                                              (1,068,259)            --
                                                               -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from convertible notes                             1,000,000             --
     Proceeds from issuance of common stock                        866,800        150,000
                                                               -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        1,866,800        150,000
                                                               -----------    -----------
NET INCREASE IN CASH                                               514,645          4,520

CASH, beginning of period                                           15,307            385
                                                               -----------    -----------
CASH, end of period                                            $   529,952    $     4,905
                                                               -----------    -----------
SUPPLEMENTAL CASH FLOW INFORMATION:

Non cash transactions

     Accounts payable contributed to capital                   $   595,516    $        --
                                                               -----------    -----------
     Conversion of accounts payable and accrued
     accrued expenses to common stock                          $    59,966    $        --
                                                               -----------    -----------
     Conversion of Judgements to common stock                  $   228,000    $        --
                                                               -----------    -----------
     Conversion of notes payable to common stock               $   255,405    $        --
                                                               -----------    -----------

Cash paid for:
    Interest                                                   $        --    $       110
                                                               ===========    ===========
    Income Taxes                                               $        --    $        --
                                                               ===========    ===========


                   See notes to unaudited financial statements


                       ADVANTAGE CAPITAL DEVELOPMENT CORP
                            STATEMENT OF INVESTMENTS
                                December 31, 2004
                                   (Unaudited)



                                                       Percentage
                                    Description            of       Cost and     Fair
          COMPANY                   of Business        Ownership      Loans      Value    Affiliation
 --------------------------   ----------------------   ----------   --------   --------   -----------
Global IT Holdings, Inc.            Staffing                15%      $ 500,000    $  500,000     Yes (1)
College Partners                    Education                -          50,000        50,000     No  (1)
American Publishing                 Publishing               -          18,259        18,259     No  (1)
Colmena                             Software                 -         200,000       200,000     No  (1)
Cinema Ride                         Entertainment            -         250,000       250,000     No  (1)
                                                                      --------     ---------
 TOTAL INVESTMENTS                                                  $1,068,259    $1,068,259
                                                                     =========     =========


(1) Cost basis

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

Based on the previous methodology, the Company determined that the Company valued all its investments at cost as of December 31, 2004.

5. INTEREST RECEIVABLE


Interest receivable consist of amounts owed to the Company from its investments.

6. INTEREST RECEIVABLE

Interest receivable consist of amounts owed to the Company from one of its investments.


7. PREPAID EXPENSES


Prepaid expenses consists of the following:

                                Consulting     $20,833
                                Legal           58,594
                                               ---------
                                Total          $79,427
                                               =========


8.   CONVERTIBLE NOTES PAYABLE


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


9.   COMMON STOCK


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


10.  Commitments and Contingencies


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


The accompanying financial statements have been prepared in accordance with Generally accepted accounting principles for interim financial information and With instructions of Form 10-Q. Accordingly, they do not include all of the Information and footnotes required by generally accepted accounting principles For complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months period ended December 31, 2004 are not necessarily indicative of the results to be expected for the year ended March 31, 2005. The interim financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Annual Report on Form 10KSB for the year-ended March 31, 2004.


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

INCOME TAXES

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of December 31, 2004, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

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


General and administrative expenses decreased to $39,273 for the three months December 31, 2004 from $150,284 for the three months December 31, 2003, a decrease of $111,011. General and administrative expenses decreased to $58,062 for the nine months December 31, 2004 from $840,284 for the nine months December 31, 2003, a decrease of $782,258. Consulting decreased to $38,435 for the three and $49,935 for the nine months ended December 31, 2004 from $$690,000 for the three and $692,000 for nine months ended December 31, 2003, this is mainly attributable to the change in management of the Company and an election to become a business development corporation. Amortization increased to $73,132 for the three and $82,578 for the nine months ended December 31, 2004 from $0 for the three and nine months ended December 31, 2003, this is mainly attributable to the amortization associated with the Company's deferred financing costs. Legal and professional fees increased to $17,760 for the three months and $$36,314 for the nine ended December 31, 2004 from $0 for the three and nine months ended December 31, 2003, this was a result of the Company becoming a Business Development corporation. Management fees increased to $26,250 for the three and $57,544 for the nine months ended December 31, 2004 from $0 for the three and nine months ended December 31, 2003, the Company utilizes and unrelated third party for business development services.


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

None

Item 5. Other Information

None

Item 6. Exhibits and Reports of Form 8-K

Exhibits

10.1     Business Development Agreement with Global IT Holdings, Inc.*
10.2     Convertible Debenture with Global IT Holdings, Inc.*
10.3     Convertible Debenture with Cornell Capital Partners, LP*
10.4     Standby Equity Distribution Agreement with Cornell Capital
         Partners, LP*
10.5     Engagement Agreement with Knightsbridge Holdings, LLC*
10.6     Purchase Option Agreement with Alpha Capital Aktiengesellschaft*
10.7     Promissory Note and Security Agreement with College Partners, LLC*
10.8     Consulting Agreement with Triple Crown Consulting, Inc.
10.9     Amendment to Consulting Agreement with Triple Crown Consulting, Inc.
10.10    Consulting Agreement for Public Relations with Hawk Associates, Inc.
10.11    Convertible Debenture with Americana Publishing, Inc.
10.12    Secured Convertible Debenture with Colmena Corp.
10.13    Convertible Debenture with Cinema Ride, Inc.


* Filed with Amendment No. 2 to September 30, 2004 Form 10-Q

Reports on Form 8-K

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

ADVANTAGE CAPITAL DEVELOPMENT CORP.


By:  /s/ Jeffrey Sternberg                         Dated: April 26, 2005
     ----------------------------
     Jeffrey Sternberg, President