Form 10-Q/A
period 2004-09-30
ADVANTAGE CAPITAL DEVELOPMENT CORP
filed 2005-05-11
CIK 54175

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q/A3



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

As of November 8, 2004 there were 10,999,545 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION                                         Page No.

   Item 1.   Financial Statements

             Balance Sheet September 30, 2004                                 3

             Statement of Operations for the three and six
             months ended September 30, 2004 and 2003                         4

             Statement of Change in Net Assets                                5

             Statement of Cash Flows for the six months ended
             September 30, 2004 and 2003                                      6

             Statement of Investments                                         6

             Notes to Financial Statements                                 8-14

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operation                 15-20

   Item 3.   Quantitative and Qualitative Disclosures About
             Market Risk                                                     20

   Item 4.   Controls and Procedures                                         18

PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings                                               21

   Item 2.   Changes in Securities                                           21

   Item 3.   Defaults by the Company upon its
             Senior Securities                                               21

   Item 4.   Submission of Matter to a Vote of
             Security Holders                                                21

   Item 5.   Other Information                                               21

   Item 6.   Exhibits and Reports of Form 8-K                                22

   SIGNATURES                                                                22

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
                                                         ============              ===========

                   See notes to unaudited financial statements


                       ADVANTAGE CAPITAL DEVELOPMENT CORP
                            STATEMENTS OF OPERATIONS
         FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                        For the Three Months                  For the Six Months
                                                         Ended September 30,                  Ended September 30,
                                                     2004               2003                2004              2003
                                                 ------------        -----------        -----------        -----------

COSTS AND EXPENSES:

General and administrative                        $    19,428        $        --        $    19,428        $        --
Legal Fees                                             18,554                 --             18,554                 --
Management Fees                                        31,294                 --             31,294                 --
Interest expense                                       16,056                 --             16,056                 --
Beneficial converion feature on
 convertible notes                                    157,333                 --            157,333                 --
                                                 ------------        -----------        -----------        -----------
Total operating expenses                              242,665                 --            242,665                 --
                                                 ------------        -----------        -----------        -----------
Investment Loss, Net                                 (242,665)                --           (242,655)                --
                                                 ------------        -----------        -----------        -----------
REVENUES:
  Capital raising fees                                 50,000                 --             50,000                 --
  Interest income                                       3,313                 --              3,313                 --
                                                 ------------        -----------        -----------        -----------
                                                       53,313                 --             53,313                 --
Net decrease in net assets prior to net
realized and unrealized gains(losses) on
investments and cumulative effect of changes
in accounting principle                              (189,352)                --          (189,342)                 --
                                                 ------------        -----------        -----------        -----------

Net Realized and Unrealized Appreciation on
Investments:
    Net change in unrealized appreciation/
      Depreciation on investments                          --                 --                 --                 --
                                                 ------------        -----------        -----------        -----------

Net realized and unrealized appreciation on
Investment transactions                                    --                 --                 --                 --
                                                 ------------        -----------        -----------        -----------
Net (decrease) in net assets
  resulting from operations before cumulative
  effect of change in accounting principles         (189,352)                 --           (189,342)                --

Cumulative effect of change in accounting
 Principle                                                 --            (21,005)          (242,465)           (44,060)
                                                 ------------        -----------        -----------        -----------
Net (decrease) in net assets
  resulting from operations after cumulative
  effect of change in accounting principles      $   (189,352)       $   (21,055)       $  (431,807)       $   (44,060)
                                                 ============        ===========        ===========        ===========


WEIGHTED AVERAGE NUMBER OF COMMON                   6,976,724          3,822,637          6,255,548          3,822,637
    SHARES OUTSTANDING - basic and diluted        -----------        -----------        -----------        -----------

NET LOSS PER SHARE - basic and diluted before
Cumulative effect of change in accounting
Principle                                        $      (0.03)       $        (-)       $     (0.03)       $        (-)

Cumulative effect of change in accounting
 Principle                                                 --               (.01)              (.04)              (.01)
                                                 ------------        -----------        -----------        -----------
NET LOSS PER SHARE - basic and diluted before
Cumulative effect of change in accounting
Principle                                        $      (0.03)       $     (0.01)       $     (0.07)       $      (.01)
                                                 ============        ===========        ===========        ===========


                  See notes to unaudited financial statements

                       ADVANTAGE CAPITAL DEVELOPMENT CORP.
                       STATEMENT OF CHANGES IN NET ASSETS
              FOR THE SIX MONTH'S ENDED SEPTEMER 30, 2004 and 2003
                                   (Unaudited)


                                                      For the Six Months Ended
                                                            September 30,
                                               ----------------------------------------
                                                     2004                  2003
                                               ------------------    ------------------

Decrease in net assets from operations
Investment loss  - net                                $ (189,352)                  $ -

Beneficial conversion feature                            153,333

Net realized gain from investments                             -                     -

Unrealized appreciation (depreciation) on
 investments and translation of assets                         -                     -
                                               ------------------    ------------------

      Net increase in net assets resulting
       from operations                                   (36,019)                    -

Capital Share Transactions                               612,772                     -
                                               ------------------    ------------------

 Total Increase                                          576,753                     -

Net Assets

Beginning of the year                                          -                     -
                                               ------------------    ------------------

End of Period September 31, 2004                      $  576,753                   $ -
                                               ==================    ==================



                  See notes to unaudited financial statements


                       ADVANTAGE CAPITAL DEVELOPMENT CORP
                            STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


                                                                                For the Six Months
                                                                                Ended September 30,
                                                                           2004                       2003
                                                                       -----------                -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net decrease in net assets resulting
      from operations                                                  $  (431,807)               $   (44,060)
                                                                       -----------                -----------

     Adjustments to reconcile net assets from operations
       to net cash used in operating
          activities:
       Depreciation and amortization                                         3,196                         --
       Beneficial conversion expense                                       157,333                         --
       Stock issued for services                                            60,166                         --
       Write off of technology                                             396,415                         --
       Gain on retirement of payables                                     (159,512)                    42,700

     Changes in assets and liabilities:
       Increase in interest receivable                                      (3,294)                        --
       Increase in prepaid expenses                                        (78,750)                        --
       Increase in deferred financing costs                               (100,000)                        --
       Accounts  payable and accrued expenses                                9,847                      1,250

                                                                       -----------                -----------
NET CASH USED IN OPERATING ACTIVITIES                                     (146,406)                      (110)
                                                                       -----------                -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Note receivable                                                        (500,000)                        --

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from note payable                                             12,500                         --
     Proceeds from convertible notes                                     1,000,000                         --
     Proceeds from issuance of common stock                                548,799                         --

                                                                       -----------                -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                1,561,299                         --
                                                                       -----------                -----------

NET INCREASE (DECREASE) IN CASH                                            914,893                       (110)

CASH, beginning of period                                                       --                        495

                                                                       -----------                -----------

CASH, end of period                                                    $   914,893                $       385
                                                                       -----------                -----------

SUPPLEMENTAL CASH FLOW INFORMATION:

Non cash transactions

        Accounts payable contributed to capital                        $   595,516                $        --
                                                                       -----------                -----------

        Conversion of accounts payable and accrued
        accrued expenses to common stock                               $    60,166                $        --
                                                                       -----------                -----------

Cash paid for:
    Interest                                                           $        --                $        --
                                                                       ===========                ===========
    Income Taxes                                                       $        --                $        --
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

     Cumulative Effect of Change in Accounting Principle

On August 12, 2004, Advantage's Board of Directors voted to be regulated pursuant to Section 54 of the Investment Act. As such all expenses incurred prior to August 12, 2004 have been reclassified to Cumulative Effect of Change in Accounting Principle in the accompanying Statement of Operation.

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


4.   Financial Highlights

                                                                         For the Six month's Ended
                                                                               September 30,
                                                                       -------------------------------
                                                                             2004           2003
                                                                       -------------------------------

Per Share Operating Performance:
 Net asset value beginning of period                                    $        -      $        -
                                                                       -------------------------------


Income from investment operations
 Net investment loss                                                          0.07               -
 Net realized and unrealized gain (loss)
   On investment transactions                                                    -               -
                                                                       -------------------------------

  Total from investment operations                                            0.07               -
                                                                       -------------------------------

  Less change in net assets                                                  (0.06)              -
                                                                       -------------------------------

  Net asset value, end of period                                        $     0.01      $        -
                                                                       ===============================

Total Return                                                                     0%              0%

Ratios as a Perecent of Average Net Assets:
 Expenses                                                                      238%              0%
  Net investment loss                                                         -183%              0%

                                       10

5.   Investments


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

8.   JUDGEMENTS PAYABLE


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


9.   NOTES PAYABLE


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

10.  CONVERTIBLE NOTES PAYABLE


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


11.  COMMON STOCK


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


12.  Capital Share Transaction

Capital Share Transactions

As of September 30, 2004, 5,000,000,000 shares of $.001 par value capital stock were authorized.

Transactions in capital stock were as follows:

                                           Shares                                     Amount
                                      --------------------------------            --------------------------------
                                            2004             2003                      2004              2003
                                      ------------------  ------------            ----------------    ------------
Shares sold                                   3,658,699             -                     548,800               -
Shares issued for services                      831,890             -                      63,972               -
                                      ------------------  ------------            ----------------    ------------

Net increase                                  4,490,589             -                     612,772               -
                                      ==================  ============            ================    ============

13.  Subsequent Events


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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS



This Quarterly Report on Amendment No. 3 to Form 10-Q contains "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in or incorporated by reference into this Amendment No. 3 to Form 10-Q, are forward-looking statements. In addition, when used in this document, the words "anticipate," "estimate," "project" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to certain risks, uncertainties and assumptions including risks relating to our limited operating history and operations losses; significant capital requirements; development of markets required for successful performance by the Company as well as other risks described in the Company's Annual Report on Form 10-KSB as well as in this report on Amendment No. 3 to Form 10-Q. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although the Company believes that the expectations we include in such forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct.


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

EXPENSES AND REVENUE


On August 12, 2004, Advantage's Board of Directors voted to be regulated pursuant to Section 54 of the Investment Act. As such all expenses incurred prior to August 12, 2004 have been reclassified to Cumulative Effect of Change in Accounting Principle in the accompanying Statement of Operation.

Operating expenses, which include selling, general and administrative expenses and consulting expenses were $19,428 for the three and six months ended

September 30, 2004. Legal Fees were $18,554 for the three and six months ended September 30, 2004. This was a result of the Company becoming a Business Development corporation. Management fees increased to $31,294 for the three and six months ended September 30, 2004 from $0 for the three and six months ended September 30, 2003, the Company utilizes an unrelated third party for business development services.


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

Forward-Looking Statements


This Amendment No. 3 to Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Amendment No. 3 to Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

Consequently, all of the forward-looking statements made in this Amendment No. 3 to Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations.


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

10.8     November 1, 2003 Convertible Notes for $218,700 with Advantage Fund I,
         LLC*

*Filed as an exhibit to Amendment No. 2 to the September 30, 2004 Form 10-Q with the SEC on April 27, 2004.


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

ADVANTAGE CAPITAL DEVELOPMENT CORP.




By:  /s/ Jeffrey Sternberg                               Dated: May 11, 2005
     -----------------------------
      Jeffrey Sternberg, President