Form 10-Q/A
period 2004-12-31
ADVANTAGE CAPITAL DEVELOPMENT CORP
filed 2005-05-11
CIK 54175

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



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

                                     INDEX


                                     INDEX

PART I - FINANCIAL INFORMATION                                          Page No.

     Item 1.  Financial Statements


              Balance Sheet December 31, 2004 (unaudited)                     3

              Statement of Operations for the three and nine
              months ended December 31, 2004 and 2003 (unaudited)             4

              Statement of Change in Net Assets                               5

              Statement of Cash Flows for the nine months ended
              December 31, 2004 and 2003  (unaudited)                         6

              Statement of Investments                                        7

              Notes to Financial Statements (unaudited)                    8-14

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operation                15-21

     Item 3.  Quantitative and Qualitative Disclosures About
              Market Risk                                                    21

     Item 4.   Controls and Procedures                                       21

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                             22

     Item 2.   Changes in Securities                                         22

     Item 3.   Defaults by the Company upon its
               Senior Securities                                             22

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                              22

     Item 5.   Other Information                                             22

     Item 6.   Exhibits and Reports of Form 8-K                              22

     SIGNATURES                                                              23

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
                                                                   ============        ============



                   See notes to unaudited financial statements


                       ADVANTAGE CAPITAL DEVELOPMENT CORP
                            STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (Unaudited)


                                                         For the Three Months             For the Nine Months
                                                           Ended December 31,               Ended December 31,
                                                         2004            2003            2004             2003
                                                      ------------    ------------    ------------    ------------
COSTS AND EXPENSES:

  General and administrative                          $     39,273    $         --     $    52,500    $         --
  Consulting                                                38,435              --          49,935              --
  Amortization                                              73,132              --          82,578              --
  Warrants expense                                          20,020              --          20,020              --
  Advertising                                               30,305              --          35,570              --
  Legal and professional                                    17,760              --          36,314              --
  Management fees                                           26,250              --          57,544              --
  Interest expense                                          15,547              --          31,603              --
  Beneficial conversion feature on convertible notes            --              --         157,333              --
  Settlements                                               40,694              --          40,694              --
                                                        ------------    ------------    ------------    ------------
Total operating expenses                                   301,416              --         806,556              --
                                                        ------------    ------------    ------------    ------------
Investment Loss, Net                                      (301,416)             --        (806,556)             --

REVENUES:
   Capital raising fees                                     50,000              --         100,000              --
   Interest income                                          15,222              --          18,536              --
                                                      ------------    ------------    ------------    ------------
                                                            65,222              --         118,536              --


Net decrease in net assets prior to net
realized and unrealized gains(losses) on
investments and cumulative effect of change
in accounting principles                                  (236,194)             --        (688,020)             --
                                                      ------------    ------------    ------------    ------------
Net Realized and Unrealized Appreciation on
Investments:
    Net change in unrealized appreciation/
      Depreciation on investments                               --              --              --              --
                                                      ------------    ------------    ------------    ------------

Net realized and unrealized appreciation on
Investment transactions                                         --              --              --              --
                                                      ------------    ------------    ------------    ------------
Net (decrease) in net assets
 resulting from operations and before
 cumulative effect of change in accounting
 principles                                               (236,194)             --        (445,555)             --

Cumulative effect of change in accounting
 principles                                                     --        (840,124)       (242,465)        (44,060)


Net (decrease) in net assets
 resulting from operations after
 cumulative effect of change in accounting
 principles                                           $   (236,194)   $   (840,124)      $(688,020)   $    (44,060)
                                                      ============    ============    ============    ============


WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - basic and diluted                   7,958,429       5,687,471      11,220,848       4,155,582
                                                      ------------    ------------    ------------    ------------

NET LOSS PER SHARE - basic and diluted before
cumulative effect of change in accounting
principles                                            $      (0.03)   $         --    $      (0.04)   $         --


Cumulative effect of change in accounting                       --           (0.15)          (0.02)          (0.21)
principles
                                                       ------------    ------------    ------------    ------------
NET LOSS PER SHARE - basic and diluted after
cumulative effect of change in accounting
principles                                            $      (0.03)   $      (0.15)   $      (0.06)   $      (0.21)
                                                       ============    ============    ============    ============

                   See notes to unaudited financial statements


                       ADVANTAGE CAPITAL DEVELOPMENT CORP.
                       STATEMENT OF CHANGES IN NET ASSETS
              FOR THE NINE MONTH'S ENDED DECEMBER 31, 2004 and 2003
                                   (Unaudited)




                                                      For the Nine Months Ended
                                                            December 31,
                                               ----------------------------------------
                                                     2004                  2003
                                               ------------------    ------------------

Decrease in net assets from operations
Investment loss  - net                                $ (688,020)                  $ -

Beneficial conversion feature                            153,333

Net realized gain from investments                             -                     -

Unrealized appreciation (depreciation) on
 investments and translation of assets                         -                     -
                                               ------------------    ------------------

      Net increase in net assets resulting
       from operations                                  (534,687)                    -

Capital Share Transactions                             1,737,100                     -
                                               ------------------    ------------------

 Total Increase                                        1,202,413                     -

Net Assets

Beginning of the year                                   (477,977)                    -
                                               ------------------    ------------------

End of the Period December 31, 2004                    $ 724,436                   $ -
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

4.   Financial Highlights

For the Nine Months Ended December 31, 2004

Per Share Operating Performance:

 Net asset value beginning of period                $          -
                                                    ------------

Income from investment operations

 Net investment loss                                       (0.05)
 Net realized and unrealized gain (loss)

   On investment transactions                                  -
                                                    ------------

  Total from investment operations                         (0.05)
                                                    ------------

  Less change in net assets                                 0.10
                                                    ------------

  Net asset value, end of period                     $      0.05
                                                    ============

Total Return                                                   0%

Ratios as a Percent of Average Net Assets:
Expenses                                                     121%
Net investment loss                                         -103%

5.   Investments

Global                                $  550,000                  51%
College Partners                          50,000                   5%
American Publishing                       18,259                   2%
Colmena                                  200,000                  19%
Cinema Ride                              250,000                  23%
                                      ----------          -----------
                                      $1,068,259                 100%
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

7.   INTEREST RECEIVABLE


Interest receivable consist of amounts owed to the Company from one of its investments.

8.   PREPAID EXPENSES


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



11.  Commitments and Contingencies


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

12.  Capital Share Transactions. Capital Share Transactions

As of September 30, 2004, 5,000,000,000 shares of $.001 par value capital stock were authorized.

Transactions in capital stock were as follows:

                                           Shares                                     Amount
                                      --------------------------------            --------------------------------
                                            2004             2003                      2004              2003
                                      ------------------  ------------            ----------------    ------------
Shares sold                                   5,334,707             -                     866,800               -
Shares issued for services                    2,831,382             -                     870,300               -
                                      ------------------  ------------            ----------------    ------------

Net inreasse                                  8,166,089             -                   1,737,100               -
                                      ==================  ============            ================    ============

13.  Subsequent Events


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

General and administrative expenses were $39,273 for the three months December 31, 2004 and $52,500 for the nine months December 31, 2004. Consulting was $38,435 for the three and $49,935 for the nine months ended December 31, 2004, this was mainly attributable to the change in management of the Company and an election to become a business development corporation. Amortization were $73,132 for the three and $82,578 for the nine months ended December 31, 2004, this was mainly attributable to the amortization associated with the Company's deferred financing costs.

Legal and professional fees were $17,760 for the three months and $$36,314 for the nine ended December 31, 2004, this was a result of the Company becoming a Business Development corporation. Management fees were $26,250 for the three and $57,544 for the nine months ended December 31, 2004, the Company utilizes and unrelated third party for business development services.

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

Net Loss

Net loss decreased to ($236,194) for the three months ended December 31, 2004 from a net loss of ($840,124) for the three months ended December 31, 2003, decrease of $630,930. Net loss decreased to ($688,020) for the nine months ended December 31, 2004 from a net loss of ($884,184) for the nine months ended December 31, 2003, decrease of $196,194, This decrease was a result of an The Company election pursuant to Section 54 of the Investment Act. As such all expenses incurred prior to August 12, 2004 have been reclassified to Cumulative Effect of Change in Accounting Principle in the accompanying Statement of Operation.


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

10.8     Consulting Agreement with Triple Crown Consulting, Inc.**
10.9     Amendment to Consulting Agreement with Triple Crown Consulting, Inc.**
10.10    Consulting Agreement for Public Relations with Hawk Associates, Inc.**
10.11    Convertible Debenture with Americana Publishing, Inc.**
10.12    Secured Convertible Debenture with Colmena Corp.**
10.13    Convertible Debenture with Cinema Ride, Inc.**

* Filed with Amendment No. 2 to September 30, 2004 Form 10-Q filed with the SEC on April 27, 2004 ** Filed with Amendment No.2 to December 31, 2004 10-Q filed with the SEC on April 28, 2004

Reports on Form 8-K

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

     ----------------------------
     Jeffrey Sternberg, President