Form 10-K
period 2005-03-31
ADVANTAGE CAPITAL DEVELOPMENT CORP
filed 2005-07-14
CIK 54175

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2005

Commission File Number: 0-16734

ADVANTAGE CAPITAL DEVELOPMENT CORP.

(Exact name of registrant as specified in its charter)

Nevada	87-0217252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2999 N.E. 191st Street, PH2, Aventura, FL	33180
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code:	(866) 820-5139

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value (the average bid and asked prices) of the voting stock held by non-affiliates of the registrant on July 13, 2005 was approximately $3,607,756.

The number of shares of Common Stock, $0.001 par value, outstanding on July 13, 2005 was 19,225,148 shares*.

PART I

ITEM 1. BUSINESS

OVERVIEW

The U.S. capital markets have traditionally had many sources of capital available for small businesses formation. These have ranged from self-financing by entrepreneurs to financing through friends and family members, financing by wealthy individual investors, often referred to as “angel” investors, and venture capitalists. Government programs have offered entrepreneurs funding through the Small Business Administration (“SBA”), Small Business Investment Companies (“SBIC’s”), and other programs. Many other disparate funding sources exist today.

We believe the collapse of the technology sector of the stock market has contributed to consolidation of financial services firms, as well as a more vigilant and aggressive regulatory environment. Additionally, many “angel” investors and friends and family have become more risk averse. We believe even sophisticated investors have, for a number of reasons, been more reluctant to commit capital to help fund private and public company needs. These changes have limited the sources for start up or expansion capital for both private and public companies.

We believe this new environment has created a market opportunity for companies like ours. We believe that we can help meet the short and medium term financing needs of these companies by utilizing a variety of financing structures to obtain returns in excess of risk adjusted market returns.

THE COMPANY

We were incorporated as Justheim Petroleum Company in Nevada in 1952. C.E.C. Management Corp. was merged into Justheim Petroleum Company on December 31, 1986, and was renamed C.E.C. Industries Corp. Prior to the merger, Justheim had historically engaged in the business of acquiring, holding and selling oil and gas leaseholds and retaining overriding royalty rights. C.E.C. Management Corp. was primarily in the business of engineering consulting and designing and marketing customized minerals processing systems and equipment. C.E.C.’s primary business had been the manufacture and sale of minerals processing equipment through its wholly-owned subsidiary, CEI, formerly Custom Equipment Corporation.

We completed a corporate restructuring on July 16, 2004, following the resignation of Brian Dvorak, the previous President, Chief Executive Officer and Chief Financial Officer of C.E.C. Industries Corp. As part of our restructuring, we changed the name of the Company to Advantage Capital Development Corp. on August 19, 2004.

We are an internally managed, non-diversified, closed-end investment company that elected on August 12, 2004 to be regulated as a business development company under the 1940 Act. The decision to be regulated pursuant to Section 54 of the 1940 Act was made primarily to better reflect our anticipated future business and for developing relationships. As a business development company, we are required to meet regulatory tests, the most significant of which relate to our investments and borrowings. A business development company is required to invest at least 70% of its total assets in private or thinly traded public U.S.-based companies. A business development company also must meet a coverage ratio of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. See “Regulation as a Business Development Company”. In addition, we intend to elect to be treated for federal income tax purposes as a RIC under the Internal Revenue Code with the filing of our federal corporate income tax return for 2004, which election would be effective as of January 1, 2004. See “Certain U.S. Federal Income Tax Considerations”. We are focusing our investments in developing companies, but do not intend to limit our focus on investments in any particular industry. We intend to seek investments in companies that offer attractive investment opportunities.

We have elected to pursue what we believe to be an opportunity within the market for meeting the short and medium term financing needs of small private and public companies. We intend to utilize the funding commitment we received from Cornell Capital to pursue our business plan of (i) investing in small public companies through the issuance by them of secured convertible debentures in the $200,000 to $750,000 range and (ii) investing in private companies that may be good targets for spin offs or registration. We also intend to provide the Company with the flexibility to pursue special situations that provide good opportunities for our stockholders. We believe we will be well positioned to meet those needs by utilizing a variety of financing structures while trying to achieve returns in excess of risk adjusted market returns.

The financing structures we use may be debt or convertible debt, equity or convertible equity as well as follow on investments in the form of warrants and other convertible instruments. We may also purchase aged convertible securities, take over existing financing facilities such as private investments in public entities (often referred to as PIPEs), equity lines, bridge loans and other similar debt instruments. We expect many of our investments will be made in conjunction with other institutional and private investors and expect to structure investments with these groups or on a stand alone basis. Our goal is to have investments that have liquidity within six months and to limit bridge or mezzanine financing to a maximum term of 270 days except in extraordinary circumstances. We have also outlined our goal of having a clearly defined exit strategy for each investment with a cash on cash return of 25% per annum. We expect to diversify our portfolio to limit our exposure to any one investment based on size, term, liquidity or structure. We will also offer managerial assistance to each of our portfolio companies and reserve the right to be compensated by the portfolio companies at market rates for such services.

Our first investment occurred on August 23, 2004, when we entered into a Business Development Agreement with Global IT Holdings, Inc. (“Global”), a New York-based holding company created to acquire targeted internet technology (IT) staffing firms. We received fifteen percent (15%) of the equity in Global in exchange for our commitment to provide business development services to Global. Global’s business plan calls for the acquisition of IT staffing companies with good name recognition in their respective markets and a history of profitability.

We furthered our commitment to Global on August 24, 2004, by lending Global $500,000 through a collateralized senior debenture in the amount of $500,000. The note bears interest at six and one-half percent (6.5%) and matures on December 31, 2004. The Note is convertible in whole or in part at our option for common shares of Global at a conversion price per share equal to the lesser of (1) the average of the lowest of three day trading prices during the five trading days immediately prior to the conversion date multiplied by .80, or (2) the average of the lowest of three day trading prices during the five trading days immediately prior to the funding date(s). Under the terms of the Note, we may not convert the Debenture for a number of common shares in excess of 4.99% of the outstanding shares of Global's common stock. To date, we had not exercised this conversion feature. The Company advanced Global an additional total of $155,000 with similar terms as above with an interest rate of 10%. In February 2005, the Company extended the due date of its Series A 6.5% $500,000 note with Global IT Holdings, Inc. until August 31, 2005.

On August 26, 2004, Global completed a $3 million acquisition of the assets of Platinum IT Consulting and its associated company Parker Clark Data Processing. The two IT staffing companies, which have served the New York and New Jersey markets for 25 years, have combined annual revenues in excess of $5 million. The acquisition included our investment, an investment from another institutional fund, as well as asset based financing. Our investment into Global fits one of the three specific criteria set forth by our Board of Directors regarding our investment criteria—to invest in quality private companies in growth industries in which we believe long-term value will be created for our shareholders.

On October 6, 2004, we announced our intention to issue a property dividend to our shareholders of a total of 501,000 shares of the Global common stock we acquired. This distribution represents one-third of our equity position in Global. To date, this dividend has not been distributed to our shareholders.

In October 2004, we made an additional investment of $50,000 in a different company through a promissory note and security agreement. The note bears interest at a rate of 10% per annum. The third party has agreed that the return on the note will be 25% and will have 90 days from the date of the note repayment to pay the difference.

In October 2004, the Company purchased a convertible debenture of American Publishing, Inc. from an unrelated third party in the amount of $18,259. The debenture is convertible into $36,518 of common stock upon demand by the Company. During the year ended March 31, 2005 the Company converted a total of $8,392 into common stock.

On November 18, 2004, we made an investment in Colmena Corp. by lending Colmena Corp. $200,000 through a Securities Purchase Agreement and underlying Secured Debenture. The note bears interest at the rate of 8% per annum and matures on August 18, 2005. The note plus accrued interest is convertible into common stock at (a) an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company's Common Stock, for the thirty (30) trading days immediately preceding the conversion rate. The Company also received 40,000 common stock warrants at a price of $.30 per share. The warrants expire 2 years for the date of the convertible note. In March 2005 the Company purchased an additional $200,000 of 8% secured convertible debenture of Colmena Corp from an unrelated third party.

In December 2004, we made an investment in Cinema Ride by lending Cinema Ride $250,000. The note is convertible and bears interest at the rate of 5% per annum. It matures in September 2005. We also received 40,000 common stock warrants at a price of $0.25 per share. The warrants expire three years from the date of the convertible note. In January 2005, we provided Cinema Ride another $280,000 bridge loan for which we received a convertible debenture. The debenture matures on March 7, 2006, and is convertible from time to time, into the common stock of Cinema Ride. In January 2005, the Company purchased an additional $250,000 of 5% convertible debenture from Cinema Ride, Inc.("Cinema Ride"). The debenture is due 9 months from the date of issuance. The note plus accrued interest is convertible into common stock at (a) an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company's Common Stock, for the five (5) trading days immediately preceding the conversion rate. The Company also received 40,000 common stock warrants at a price of $.25 per share. The warrants expire 3 years for the date of the convertible note.

In February and March 2005 the Company purchases a total of $47,500 of common stock from Global Triad, Inc. ("Global Triad"). The Company sold a total of $38,348 of the stock prior to March 31, 2005.

In addition to the financing available under certain securities exemptions, on August 25, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically sell to Cornell Capital shares of common stock for a total purchase price of up to $25.0 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital will pay 98% of the lowest closing bid price for our common stock reported by Bloomberg LP with respect to the five trading days after we give notice to Cornell that we wish to sell stock to them. In addition, Cornell Capital Partners, L.P. will retain a commission of 10.0% of each advance under the Standby Equity Distribution Agreement. Cornell Capital is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. In addition, we have engaged Newbridge Securities Corporation, an unaffiliated registered broker-dealer, to act as our exclusive placement agent in connection with the Standby Equity Distribution Agreement. For its services, Newbridge will be paid a $10,000 placement agent fee, which is payable in shares of our common stock. The effectiveness of the sale of the shares under the Standby Equity Distribution Agreement is conditioned upon us registering the shares of common stock with the Securities and Exchange Commission. The costs associated with this registration will be borne by us. This financing should allow us to draw down funds as opportunities present themselves thereby affording us the flexibility to invest as opportunities present themselves.

On August 25, 2004, we issued $1,000,000 in convertible debentures to Cornell Capital. These debentures are convertible into shares of our Common Stock at the price per share price equal to the volume weighted average price of the Common Stock as listed on Pink Sheets or OTC Bulletin Board (or Nasdaq SmallCap Market or American Stock Exchange), as quoted by Bloomberg L.P. during the three (3) trading days immediately preceding the conversion date. These convertible debentures bear interest at 5% and are convertible at the holder’s option. These convertible debentures have a term of three years and may be redeemed, at our option at a 20% premium. We were obligated to pay a $100,000 financing fee to Cornell for the note. The financing fees were being amortized over the life of the note. We were amortizing the beneficial conversion expense of $157,333 over the life of the note. In February, 2005 we converted the debenture and accrued interest of $23,151 into 10,231,510 shares of our preferred stock. The un-amortized expenses of $202,513 were classified to additional paid in capital at the time of the conversion. We were obligated to file a SB-2 registration statement within 30 days of the initial funding or pay a 2% penalty per month and we have recorded penalties of $120,000 as of March 31, 2005.

In March 2005, we sold an additional 4,750,000 shares of preferred stock valued at $475,000 to Montgomery Equity Partners, LTD, for proceeds of $200,000, assignment of a note receivable in Colmena Corp. of $200,000, accrued interest of $4,339 and fees of $70,661.

We are also exploring (i) the establishment of a Small Business Investment Company (SBIC) qualified subsidiary or (ii) acquisition of an SBIC qualified entity. We believe an SBIC has the advantage of U.S. Government matching funds which would further increase our flexibility with respect to financing structures and investment opportunities.

Our principal offices are located at 2999 N.E. 191st Street, PH2, Aventura, FL 33180. Our telephone number is (866) 820-5139.

Competition

We believe that we compete in a highly fragmented market. We expect to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will therefore be in a better position than us to obtain access to attractive business opportunities.

Investment Policies

All of the investment and lending guidelines set by our board of directors or any committees, including our investment objectives are not “fundamental” as defined under the 1940 Act. Therefore, our board may change them without notice to or approval by our stockholders, but any change may require the consent of our lenders.

Other than the restriction pertaining to the issuance of senior securities, the percentage restrictions on investments generally apply at the time a transaction is effected. A subsequent change in a percentage resulting from market fluctuations or any cause other than an action by us will not require us to dispose of portfolio securities or to take other action to satisfy the percentage restriction.

We will at all times conduct our business so as to retain our status as a business development company. In order to retain that status, we may not acquire any assets, other than non-investment assets necessary and appropriate to our operations as a business development company, if after giving effect to such acquisition the value of our “qualifying assets” is less than 70% of the value of our total assets.

Employees

We employ one full-time employee and two part-time consultants. We have no collective bargaining agreements with our employees. We expect to use consultants, attorneys and accountants as necessary, and do not anticipate a need to engage any additional full-time employees so long as we are seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

Investment Advisor

We have no investment adviser and are internally managed by our executive officers under the supervision of the board of directors. Our investment decisions are made by our officers, directors and senior investment professionals. None of our executive officers or other employees have the authority to individually approve any investment.

Brokerage Allocation and Other Practices

Since we generally acquire and dispose of our investments in privately negotiated transactions, we rarely use brokers in the normal course of business. In those cases where we do use a broker, we do not execute transactions through any particular broker or dealer, but will seek to obtain the best net results for Advantage Capital, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While we generally seek reasonably competitive trade execution costs, we may not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, we may select a broker based partly upon brokerage or research services provided to us. In return for such services, we may pay a higher commission than other brokers would charge if we determine in good faith that such commission is reasonable in relation to the services provided. We did not pay any money in brokerage commissions in the years ended March 31, 2005, 2004 and 2003.

PORTFOLIO COMPANIES

The following table sets forth certain information as of March 31, 2005, regarding each portfolio company in which we had a debt or equity investment. We make available significant managerial assistance to our portfolio companies. No portfolio company accounts for more than 5% of our assets. Other than these investments, our only relationships with our portfolio companies are:

•	the consulting services we provide separately to the portfolio companies indicated by footnote 2 in the table below, which services are typically ancillary to our investments; and

Portfolio Company	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (1)	March 31, 2005
				Cost	Fair Value
Global IT Holdings, Inc. (2) 535-5th Avenue New York, NY 10017	Staffing	Common Stock Senior Debt	15%	$615,000	$615,000
Colmena Corp. (Net Worth Systems) 6499 NW 9th Ave. Suite 304 Ft. Lauderdale, FL 33309	Information Technology	Senior Debt Warrants	N/A	$400,000	$400,000

Cinema Ride, Inc. (2) TIX4TONIGHT 12001 Ventura Pl. Suite 340 Studio City, CA 91604	Entertainment	Convertible Debt	N/A	$530,000	$530,000
College Partners 1744 Sam Rittenberg Blvd. Suite D Charleston, SC 29407	Educational	Debt	N/A	$50,000	$50,000
Americana Publishing, Inc. 303 San Mateo NE Suite 104A Albuquerque, NM 87108	Entertainment	Convertible Debt	N/A	$14,867	$19,867
Global Triad, Inc.	Communication	Convertible Debt	N/A	$9,152	$12,610

(1) The “percentage of class held on a fully diluted basis” represents the percentage of the class of security we may own assuming we exercise our warrants or options (whether or not they are in-the-money) and assuming that warrants, options or convertible securities held by others are not exercised or converted. We have not included any security which is subject to significant vesting contingencies. Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted. The percentage was calculated based on the most current outstanding share information available to us (i) in the case of private companies, provided by that company, and (ii) in the case of public companies, provided by that company’s most recent public filings with the SEC.

(2) We provide business development services to this portfolio company.

CERTAIN U.S. FEDERAL INCOME TAX CONSIDERATIONS

The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in shares of our common stock. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described tax consequences that we assume to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, pension plans and trusts, and financial institutions. This summary assumes that investors hold our common stock as capital assets (within the meaning of the Internal Revenue Code of 1986 or the “Code”. The discussion is based upon the Code, Treasury Regulations, and administrative and judicial interpretations, each as of the date of this prospectus and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.

Tax matters are very complicated and the tax consequences to an investor of an investment in shares of our common stock will depend on the facts of his, her or its particular situation. We encourage investors to consult their own tax advisors regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of federal, state, local and foreign tax laws, eligibility for the benefits of any applicable tax treaty and the effect of any possible changes in the tax laws.

We are currently taxed as an ordinary corporation under Subchapter C of the Internal Revenue Code. We intend to elect to be treated as a “regulated investment company” or “RIC” under Subchapter M of the Internal Revenue Code with the filing of our federal corporate income tax return for 2004, which election would be effective as of January 1, 2004. As a RIC, we generally will not have to pay corporate taxes on any income we distribute to our stockholders as dividends, which will allow us to reduce or eliminate our corporate-level tax liability.

Taxation as a Regulated Investment Company

If we:

•

qualify as an RIC, and distribute each year to stockholders at least 90% of our “investment company taxable income” (which is defined in the Internal Revenue Code generally as ordinary income plus net short-term capital gains in excess of net long-term capital losses), and 90% of any ordinary pre-RIC built-in gains we recognize between January 1, 2004 and December 31, 2013, less our taxes due on those gains (collectively, the “90% distribution requirement”), we will be entitled to deduct, and therefore will not be subject to U.S. federal income tax on, the portion of our income we distribute to stockholders other than any built-in gain recognized between January 1, 2004 and December 31, 2013. We will be subject to U.S. federal income tax at the regular corporate rate on any income not distributed (or deemed distributed) to our stockholders. We will be subject to a 4% nondeductible U.S. federal excise tax to the extent we do not distribute (actually or on a deemed basis) in a timely manner 98% of our ordinary income for each calendar year, 98% of our capital gain net income for the one-year period ending October 31 in that calendar year, and any income realized but not distributed in prior calendar years. We generally will endeavor in each taxable year to avoid any U.S. federal excise taxes on our earnings.

In order to qualify as an RIC for federal income tax purposes, we must, among other things:

times during each taxable year;

•

continue to qualify as a business development company under the 1940 Act at all derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities (known as the “90% Income Test”); and

•	diversify our holdings so that at the end of each quarter of the taxable year:
•

at least 50% of the value of our assets consists of cash, cash items, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer, and

•	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable Internal Revenue Code rules, by us and are engaged in the same or similar or related trades or businesses (known as the “Diversification Tests”).

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount, we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We also may have to include in income other amounts that we have not yet received in cash, such as payment-in-kind interest and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Additionally, we will have to include in income amounts previously deducted with respect to certain restricted stock granted to our employees, if such stock is forfeited. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in the amount of that non-cash income in order to satisfy the 90% Distribution Requirement, even though we will not have received any cash representing such income.

If we fail to satisfy the 90% Distribution Requirement or otherwise fail to qualify as an RIC in any taxable year, we will be subject to tax in that year on all of our taxable income, regardless of whether we make any distributions to our stockholders. In that case, all of our income will be subject to corporate-level tax, reducing the amount available to be distributed to our stockholders, and all of our distributions to our stockholders will be characterized as ordinary dividends (to the extent of our current and accumulated earnings and profits). Such dividends generally will be subject to tax to non-corporate U.S. Stockholders (as defined below) at a maximum rate of 15 percent.

Treatment of Pre-Conversion Built-in Gain

As of August 12, 2004, we held substantial assets (including intangible assets not reflected on the balance sheet, such as goodwill) with built-in gain (i.e., with a fair market value in excess of tax basis). Under a special tax rule that applies to corporations that convert from taxation under Subchapter C of the Internal Revenue Code to taxation as an RIC, we are required to pay corporate level tax on the amount of any net built-in gains we recognize within ten years after the effective date of our election to be treated as an RIC. Any such corporate level tax will be payable at the time those gains are recognized (which, generally, will be the years in which we sell or dispose of the built-in gain assets in a taxable transaction). Based on the assets we currently anticipate selling within the ten-year period beginning January 1, 2004 and ending December 31, 2013, we do not expect that we will have to pay a built-in gain tax. The amount of this tax will vary depending on the assets that are actually sold by us in this ten-year period and applicable tax rates. Under Treasury Regulations, recognized built-in gains (or losses) will generally retain their character as capital gain or ordinary income (or capital or ordinary losses). Recognized built-in gains that are ordinary in character will be included in our investment company taxable income, and we must distribute to our stockholders at least 90% of any such built-in gains recognized within the ten-year period, net of the corporate taxes paid by us on the built-in gains. Any such amount distributed will be taxable to stockholders as ordinary income.

Recognized built-in gains within the ten-year period, net of taxes, that are capital gains will be distributed or deemed distributed to our stockholders. Any such amount distributed or deemed distributed will be taxable to stockholders as a capital gain.

Taxation of U.S. Stockholders

For purposes of the following discussion, a “U.S. Stockholder” is a stockholder who is for U.S. federal income tax purposes (i) an individual who is a citizen or resident of the United States, (ii) a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States, any State or the District of Columbia or otherwise treated or taxed as a United States corporation for U.S. federal income tax purposes, (iii) an estate the income of which is subject to United States federal income taxation regardless of its source, (iv) a trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust, or (v) a certain electing trust. If a partnership holds shares, the tax treatment of a partner will generally depend upon the status of the partner and upon the activities of the partnership. Partners of partnerships holding shares should consult their tax advisor as to whether they are Non-U.S. Stockholders and with respect to the purchase, ownership and disposition of our common stock.

Distributions by us generally will be taxable to U.S. Stockholders as ordinary income or capital gains. Distributions of our “investment company taxable income” (which is, generally, our ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses) will be taxable as ordinary income to U.S. Stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional common stock. Under new legislation, ordinary dividends that consist of dividends we have received from qualifying corporations will be taxed to non-corporate U.S. Stockholders at a maximum rate of 15 percent. Dividends distributed by us generally will not be eligible for this lower rate of taxation.

Distributions of our net capital gains (which is, generally, our realized net long-term capital gains in excess of realized net short-term capital losses) properly designated by us as “capital gain dividends” will be taxable to a U.S. Stockholder as long-term capital gains regardless of the U.S. Stockholder’s holding period for his or her common stock and regardless of whether paid in cash or reinvested in additional common stock. Distributions in excess of our current and accumulated earnings and profits first will reduce a U.S. Stockholder’s adjusted tax basis in such U.S. Stockholder’s common stock and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. Stockholder. Under new legislation, capital gain dividends will be taxed to non-corporate U.S. Stockholders at a maximum rate of 15 percent.

We intend to retain some or all of our capital gains, but to designate the retained amount as a “deemed distribution”. In that case, among other consequences, we will pay corporate-level tax on the retained amount, each U.S. Stockholder will be required to include his or her share of the deemed distribution in income as if it had been actually distributed to the U.S. Stockholder, and the U.S. Stockholder will be entitled to claim a credit or refund equal to its allocable share of the corporate-level tax we pay on the retained capital gain. The amount of the deemed distribution net of such tax will be added to the U.S. Stockholder’s cost basis for his or her common stock. Since we expect to pay tax on any retained capital gains at our regular corporate capital gain tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual U.S. Stockholders will be treated as having paid will exceed the tax they owe on the capital gain dividend and such excess generally may be refunded or claimed as a credit against the U.S. Stockholder’s other U.S. federal income tax obligations. A U.S. Stockholder that is not subject to U.S. federal income tax or otherwise required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant tax year.

We will be subject to the alternative minimum tax (“AMT”), but any items that are treated differently for AMT purposes must be apportioned between us and our stockholders, and this may affect the stockholders’ AMT liabilities. Although regulations explaining the precise method of apportionment have not yet been issued by the Internal Revenue Service, the Company intends in general to apportion these items in the same proportion that dividends paid to each stockholder bear to our taxable income (determined without regard to the dividends paid deduction), unless we determine that a different method for a particular item is warranted under the circumstances. You should consult your own tax advisor to determine how an investment in our stock could affect your AMT liability.

For purposes of determining (i) whether the 90% distribution requirement is satisfied for any year and (ii) the amount of capital gains dividends paid for that year, we may, under certain circumstances, elect to treat a dividend that is paid during the following taxable year as if it had been paid during the taxable year in question. If we make such an election, the U.S. Stockholder will still be treated as receiving the dividend in the taxable year in which the distribution is made, and any capital gain dividend will be treated as a capital gain dividend to the U.S. Stockholder. Any dividend declared by us in October, November, or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it had been received by our U.S. Stockholders on December 31 of the year in which the dividend was declared.

You should consider the tax implications of buying common stock just prior to a distribution. Even if the price of the common stock includes the amount of the forthcoming distribution, you will be taxed upon receipt of the distribution and will not be entitled to offset the distribution against the tax basis in your common stock.

You may recognize taxable gain or loss if you sell or exchange your common stock. The amount of the gain or loss will be measured by the difference between your adjusted tax basis in your common stock and the amount of the proceeds you receive in exchange for such stock. Any gain or loss arising from, or, in the case of distributions in excess of the sum of our current and accumulated earnings and profits and your tax basis in the stock, treated as arising from, the sale or exchange of our common stock generally will be a capital gain or loss. This capital gain or loss normally will be treated as a long-term capital gain or loss if you have held your common stock for more than one year. Otherwise, it will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or exchange of common stock held for six months or less generally will be treated as a long-term capital loss to the extent of the amount of capital gain dividends received, or treated as deemed distributed, with respect to such stock and, for this purpose, the special rules of Section 852(b)(4)(C) of the Internal Revenue Code generally apply in determining the holding period of such stock.

On May 28, 2003, a new federal tax law was enacted that generally reduces the maximum rate of taxation on non-corporate taxpayers for certain dividends and net long-term capital gains (i.e., the excess of net long-term capital gains over net short-term capital losses for a taxable year) from 20% to 15% (from May 6, 2003 through December 31, 2008). The 15% tax rate for net long-term capital gains and dividends will generally apply to: (1)U.S. Stockholders’ long-term capital gains, if any, recognized on the disposition of our shares; (2)our distributions designated as capital gain dividends; and (3)our distributions consisting of dividends we have received from qualifying corporations (which we generally do not receive). Corporate U.S. Stockholders currently are subject to U.S. federal income tax on net capital gain at the maximum 35% rate also applied to ordinary income. Tax rates imposed by states and local jurisdictions on capital gain and ordinary income may differ.

We will send to each of our U.S. Stockholders, as promptly as possible after the end of each calendar year, a notice detailing, on a per share and per distribution basis, the amounts includible in such U.S. Stockholder’s taxable income for such year as ordinary income (including the portion, if any, taxable at the lower effective rate applicable to dividends consisting of dividends we have received) and as long-term capital gain. In addition, the U.S. federal tax status of each year’s distributions generally will be reported to the Internal Revenue Service. Distributions may also be subject to additional state, local, and foreign taxes depending on a U.S. Stockholder’s particular situation. Dividends distributed by us generally will not be eligible for the dividends-received deduction.

Backup withholding may apply to taxable distributions on the common stock with respect to certain non-corporate U.S. Stockholders. Such U.S. Stockholders generally will be subject to backup withholding unless the U.S. Stockholder provides its correct taxpayer identification number and certain other information, certified under penalties of perjury, to the dividend paying agent, or otherwise establishes an exemption from backup withholding. Any amount withheld under backup withholding is allowed as a credit against the U.S. Stockholder’s U.S. federal income tax liability, provided the proper information is provided to the Internal Revenue Service.

Taxation of Non-U.S. Stockholders

For purposes of the following discussion, a “Non-U.S. Stockholder” is a person who is not a U.S. Stockholder.

Whether an investment in our common stock is appropriate for a Non-U.S. Stockholder will depend upon that person’s particular circumstances. Non-U.S. Stockholders should consult their tax advisors before investing in our common stock.

Distributions of our “investment company taxable income” to Non-U.S. Stockholders (including interest income and realized net short-term capital gains in excess of realized long-term capital losses, which generally would be free of withholding if paid to Non-U.S.

Stockholders directly) will be subject to withholding of federal tax at a 30% rate (or lower rate provided by an applicable treaty) to the extent of our current and accumulated earnings and profits unless an applicable exception applies. If the distributions are effectively connected with a U.S. trade or business of the Non-U.S. Stockholder, and, if an income tax treaty applies, attributable to a permanent establishment in the United States, we will not be required to withhold federal tax if the Non-U.S. Stockholder complies with applicable certification and disclosure requirements, although the distributions will be subject to federal income tax at the rates applicable to U.S. persons. (Special certification requirements apply to a Non-U.S. Stockholder that is a foreign partnership or a foreign trust, and such entities are urged to consult their own tax advisors.)

In addition, with respect to certain distributions made to Non-U.S. stockholders in our taxable years beginning after December 31, 2004 and before January 1, 2008, no withholding will be required and the distributions generally will not be subject to U.S. federal income tax if (i) the distributions are properly designated in a notice timely delivered to our stockholders as “interest-related dividends” or “short-term capital gain dividends,” (ii) the distributions are derived from sources specified in the Code for such dividends and (iii) certain other requirements are satisfied. Any distributions of any pre-conversion built-in gains recognized between January 1, 2004 and December 31, 2013 (as discussed under “--Treatment of Pre- Conversion Built-In Gain” above) that are ordinary income will also be taxable to Non-U.S. Stockholders in the same manner as distributions of our investment company taxable income.

Actual or deemed distributions of our net capital gains to a Non-U.S. Stockholder (including any distributions of any pre-conversion built-in gains recognized between January 1, 2004 and December 31, 2013 that are capital gains), and gains realized by a Non-U.S. Stockholder upon the sale or redemption of our common stock, will not be subject to U.S. federal income tax unless the distributions or gains, as the case may be, are effectively connected with a U.S. trade or business of the Non-U.S. Stockholder and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the Non-U.S. Stockholder in the United States, or, in the case of an individual, the Non-U.S. Stockholder was present in the U.S. for 183 days or more during the taxable year and certain other conditions are met.

If we distribute our net capital gains in the form of deemed rather than actual distributions (which we currently intend to do), a Non-U.S. Stockholder will be entitled to a U.S. federal income tax credit or tax refund equal to the stockholder’s allocable share of the corporate-level tax we pay on the capital gains deemed to have been distributed; however, in order to obtain the refund, the Non-U.S. Stockholder must obtain a U.S. taxpayer identification number and file a U.S. federal income tax return even if the Non-U.S. Stockholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return. For a corporate Non-U.S. Stockholder, distributions (both actual and deemed), and gains realized upon the sale or redemption of our common stock that are effectively connected to a U.S. trade or business may, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable treaty). Accordingly, investment in our stock may not be appropriate for a Non-U.S. Stockholder.

A Non-U.S. Stockholder who is a nonresident alien individual, and who is otherwise subject to withholding of U.S. federal income tax, may be subject to information reporting and backup withholding of U.S. federal income tax on dividends unless the Non-U.S. Stockholder provides us or the dividend paying agent with an IRS Form W-8BEN (or an acceptable substitute form) or otherwise meets documentary evidence requirements for establishing that it is a Non-U.S. Stockholder or the Non-U.S. Stockholder otherwise establishes an exemption from backup withholding.

Non-U.S. Stockholders should consult their own tax advisors with respect to the U.S. federal income tax and withholding tax, and state, local, and foreign tax, consequences of an investment in our common stock.

REGULATION AS A BUSINESS DEVELOPMENT COMPANY

A business development company is regulated by the 1940 Act. A business development company must be organized in the United States for the purpose of investing in or lending to primarily private companies and making managerial assistance available to them. A business development company may use capital provided by public shareholders and from other sources to invest in long-term, private investments in businesses. A business development company provides stockholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing in primarily privately owned companies.

As a business development company, we may not acquire any asset other than “qualifying assets” unless, at the time we make the acquisition, the value of our qualifying assets represents at least 70% of the value of our total assets.

The principal categories of qualifying assets relevant to our business are:

•

Securities of an eligible portfolio company that are purchased in transactions not involving any public offering. An eligible portfolio company is defined under the 1940 Act to include any issuer that:

	•	is organized and has its principal place of business in the U.S.,
•

is not an investment company or a company operating pursuant to certain exemptions under the 1940 Act, other than a small business investment company wholly owned by a business development company; and

	•	does not have any class of publicly traded securities with respect to which a broker may extend margin credit;
•

Securities received in exchange for or distributed with respect to securities described in the bullet above or pursuant to the exercise of options, warrants, or rights relating to those securities; and

•	Cash, cash items, government securities, or high quality debt securities (as defined in the 1940 Act), maturing in one year or less from the time of investment.

To include certain securities described above as qualifying assets for the purpose of the 70% test, a business development company must offer to make available to the issuer of those securities significant managerial assistance such as providing guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We offer to provide managerial assistance to each portfolio company.

As a business development company, we are required to meet a coverage ratio of the value of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the Securities and Exchange Commission.

As with other companies regulated by the 1940 Act, a business development company must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the business development company. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

As required by the 1940 Act, we maintain a code of ethics that establishes procedures for personal investments and restricts certain transactions by our personnel. Our code of ethics generally does not permit investments by our employees in securities that may be purchased or held by us. You may read and copy the code of ethics at the Securities and Exchange Commission’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-202-942-8090. In addition, the code of ethics is available on the EDGAR Database on the Securities and Exchange Commission’s Internet site at http://www.sec.gov. You may obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following Email address: publicinfo@sec.gov, or by writing the Securities and Exchange Commission’s Public Reference Section, Washington, D.C. 20549.

We may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company unless authorized by vote of a majority of the outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present or represented by proxy, or (ii) more than 50% of the outstanding shares of such company. We do not anticipate any substantial change in the nature of our business.

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us.

For example:

•	Our chief executive officer and chief financial officer must now certify the accuracy of the financial statements contained in our periodic reports;
•	Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•

Our periodic reports must disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

•	We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

The Sarbanes-Oxley Act has required us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

RISK FACTORS

An investment in our securities involves certain risks relating to our structure and investment objectives. The risks set out below are not the only risks we face, and we face other risks which are not yet predictable. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

We Have A Limited Operating History As A Business Development Company And As A Regulated Investment Company, Which May Impair Your Ability To Assess Our Prospects.

Prior to our August 2004 election to be regulated as a business development company under the Investment Company Act, we had not operated as a business development company or as a regulated investment company under Subchapter M of the Internal Revenue Code. As a result, we have limited operating results under these regulatory frameworks that can demonstrate to you either their effect on our business or our ability to manage our business under these frameworks. In addition, prior to our initial public offering, our management had no prior experience managing a business development company or regulated investment company. We cannot assure you that we will be able to operate successfully as a business development company and a regulated investment company.

We Are Dependent Upon Our Key Management Personnel For Our Future Success, Particularly Jeffrey Sternberg.

We depend on the diligence, skill and network of business contacts of our sole officer Jeffrey Sternberg. Jeffrey Sternberg, together with other investment professionals, will evaluate, negotiate, structure, close, monitor and service our investments. Our future success will depend to a significant extent on the continued service and coordination of Mr. Sternberg who devotes substantially all of his business time to our operations. Although Mr. Sternberg is subject to an employment contract, his departure could have a material adverse effect on our ability to achieve our investment objective.

Because There Is Generally No Established Market For Which To Value Our Investments, Our Board Of Directors’ Determination Of The Value Of Our Investments May Differ Materially From The Values That A Ready Market Or Third Party Would Attribute To These Investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our board. We are not permitted to maintain a general reserve for anticipated loan losses. Instead, we are required by the 1940 Act to specifically value each individual investment and to record any unrealized depreciation for any asset that we believe has decreased in value. Because there is typically no public market for the loans and equity securities of the companies in which we invest, our board will determine the fair value of these loans and equity securities on a quarterly basis pursuant to our valuation policy. These determinations of fair value necessarily will be somewhat subjective. Accordingly, these values may differ significantly from the values that would be determined by a third party or placed on the portfolio if there existed a market for our loans and equity securities.

We May Not Effectively Manage The Growth Necessary To Execute Our Business Plan, Including Successfully Identifying Companies In Which To Invest, Which Could Adversely Affect Our Operations And Increase Our Costs.

In order to achieve an increased level of investment activity necessary to successfully execute our business plan, we must significantly increase the number of investments that we make and the companies that utilize our financial products and services. This growth will place significant strain on our personnel, systems and resources. We also expect that we will continue to hire employees, including finance and management-level employees for the foreseeable future. To successfully implement our business plan, we need to successfully identify companies in which to invest. We have only started investing in companies and can provide no assurances that we will be successful identifying prospects. Further, we will have to quickly rely on new employees to assist us with the execution of our business plan and we will not know for months or years, how successful they or we are at identifying such prospects.

Additionally, this growth will require us to improve management, information technology and accounting systems, controls and procedures. We may not be able to maintain the quality of our operations, control our costs, continue complying with all applicable regulations and expand our internal management, information technology and accounting systems in order to support our desired growth. We cannot be sure that we will manage our growth effectively, and our failure to do so could cause us to reduce or cease operations.

We depend on recruiting and retaining qualified personnel and our inability to do so would seriously harm our business. Because of the specialized nature of our services and the market in which we compete, our success depends on the continued services of our current executive officers and our ability to attract and retain qualified personnel with significant expertise. New employees generally require substantial training, which requires significant resources and management attention. Even if we invest significant resources to recruit, train and retain qualified personnel, we may not be successful in our efforts.

We Make Loans To And Invest In Primarily Small And Medium-Sized Privately Owned Companies, Which May Default On Their Loans, Thereby Reducing Or Eliminating The Return On Our Investments.

Our portfolio primarily consists of loans to and securities issued by small- and medium-sized privately owned businesses. Compared to larger publicly owned firms, these companies may be more vulnerable to economic downturns, may have more limited access to capital and higher funding costs, may have a weaker financial position, and may need more capital to expand or compete. These businesses also may experience substantial variations in operating results. They may face intense competition, including from companies with greater financial, technical and marketing resources. Typically, they also depend for their success on the management talents and efforts of an individual or a small group of persons. The death, disability or resignation of any of their key employees could harm their financial condition. Furthermore, some of these companies do business in regulated industries and could be affected by changes in government regulation. Accordingly, these factors could impair their cash flow or result in other events, such as bankruptcy, which could limit their ability to repay their obligations to us, and may adversely affect the return on, or the recovery of, our investment in these businesses. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in any collateral for the loan.

Some of these companies may be unable to obtain financing from public capital markets or from traditional credit sources, such as commercial banks. Accordingly, advances made to these types of customers may entail a higher risk of loss than advances made to customers who are able to utilize traditional credit sources. These conditions may also make it difficult for us to obtain repayment of our loans.

Furthermore, there is generally no publicly available information about such companies and we must rely on the diligence of our employees to obtain information in connection with our investment decisions. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision and we may lose money on our investments.

Because We Generally Do Not Hold Controlling Equity Interests In Our Portfolio Companies, We May Not Be In A Position To Exercise Control Over Our Portfolio Companies Or To Prevent Decisions By Management Of Our Portfolio Companies That Could Decrease The Value Of Our Investments.

Although we may do so in the future, to date we have generally not taken controlling equity positions in our portfolio companies. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and the stockholders and management of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the value of our investments.

We May Change Our Investment Policies Without Further Stockholder Approval.

Although we are limited by the Investment Company Act of 1940 with respect to the percentage of our assets that must be invested in qualified investment companies, we are not limited with respect to the minimum standard that any investment company must meet, nor the industries in which those investment companies must operate. We may make investments without shareholder approval and such investments may deviate significantly from our historic operations. Any change in our investment policy or selection of investments could adversely affect our stock price, liquidity, and the ability of our shareholders to sell their stock.

Our Investments May Not Generate Sufficient Income to Cover Our Operations.

We intend to make investments into qualified companies that will provide the greatest overall return on our investment. However, certain of those investments may fail, in which case we will not receive any return on our investment. In addition, our investments may not generate income, either in the immediate future, or at all. As a result, we may have to sell additional stock, or borrow money, to cover our operating expenses. The effect of such actions could cause our stock price to decline or, if we are not successful in raising additional capital, we could cease to continue as a going concern..

If We Fail To Qualify As A Regulated Investment Company, We Will Have To Pay Corporate-Level Taxes On Our Income And Our Income Available For Distribution Would Be Reduced.

We intend to elect to be taxed for federal income tax purposes as a regulated investment company under Subchapter M of the Internal Revenue Code with the filing of our federal corporate income tax return for 2004, which election would be effective as of January 1, 2004. If we can meet certain requirements, including source of income, asset diversification and distribution requirements, as well as if we continue to qualify as a business development company, we will qualify to be a regulated investment company and will not have to pay corporate-level taxes on any income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our corporate-level tax liability. In addition, we may have difficulty meeting the requirement to make distributions to our stockholders because in certain cases we may recognize income before or without receiving cash representing such income. If we fail to qualify as a regulated investment company, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for distribution to our stockholders. Even if we qualify as a regulated investment company, we generally will be subject to a corporate-level income tax on the income we do not distribute. Moreover, if we do not distribute at least 98% of our income, we generally will be subject to a 4% excise tax. See “Regulation as a Business Development Company” and “Certain U.S. Federal Income Tax Considerations--Taxation as a Regulated Investment Company”.

Regulations Governing Our Operation As A Business Development Company Will Affect Our Ability To, And The Way In Which We, Raise Additional Capital.

We have issued debt securities and may issue debt securities and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a business development company, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in the best interests of Advantage Capital and its stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount).

FORWARD-LOOKING STATEMENTS

Information included or incorporated by reference in this annual report on Form 10-K may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.

This Form 10-K contains forward-looking statements, including statements regarding, among other things, (a)our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. These statements may be found under "Management's Discussion and Analysis or Plan of Operations" and "Business," as well as in this Form 10-K generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this Form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements will in fact occur.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties important to our operation. Our principal executive offices are located at 2999 N.E. 191st Street, Penthouse 2, Aventura, Florida 33180. We currently operated on a month-to-month basis without a written lease. The landlord is Remax Group Realty, Inc. and we pay $500 per month. Our office facilities are suitable and adequate for our business as it is presently conducted.

ITEM 3. LEGAL PROCEEDINGS

On September 2, 1998, a judgment was entered in United States District Court, District of Utah, Central Division, against C.E.C. Industries, Inc. in favor of George A. Matthews, Jr. a former President and Director of C.E.C. Industries. The judgment entered was in the amount of $207,306.93. The judgment award was to compensate Mr. Matthews for monies allegedly owed to him on his Employment Agreement, from an alleged wrongful stop transfer, interest, and attorney’s fees. The judgment has been recorded in several states under the Sister State Judgment Act. In November 2004, the Company entered into a settlement agreement with Mr. Matthews for the release of all obligations for this judgment for consideration of cash and common stock from the Company.

On October 12, 2004, the Company was served with a Third Party Complaint by American Motorists Insurance Company in victory Village Limited III v. Builders Control Services Company, Inc. and American Motorist Insurance Company, District Court, Clark County, Nevada. The Complaint is based on alleged bond made by the Company to American Motorist in 1995. The Company has no knowledge of this lawsuit and has retained an attorney in Nevada who has filed an answer to this complaint.

In a letter from the Securities and Exchange Commission (“SEC” or “Commission”) dated June 17, 2005, management learned that due to certain actions taken by previous management some seven years ago and the subsequent settlement with the Commission relating to those activities, we might not be eligible to rely on the exemption offered in Regulation E for the offering that we initiated in October 2004. Section 230.602(b)(4) of Regulation E prohibits any issuer from relying on Regulation E as an exemption for its securities if the issuer is subject to an injunction or restraining order within five years prior to the filing of notification with the Commission that the Company intends to elect to be regulated as a business development company. An injunction was implemented against the Company by the United States District Court of Columbia based on actions that occurred by previous management in 1996 and 1997 as set forth in SEC Litigation Release No. 17139 (the “Release”) dated September 19, 2001. The Company subsequently filed our Notification of Election to be regulated as a business development company on August 20, 2004. Current management was not aware of any facts that would have precluded reliance on the exemption from registration promulgated under Regulation E with respect to our offering commenced October 1, 2004. Specifically, management of the Company was not aware of the injunction against the Company dated September 19, 2001. Accordingly, the Company, in good faith, relied upon such exemption. After being made aware of such facts that would preclude the Company from reliance upon such exemption in the SEC letter dated June 17, 2005, we immediately ceased the offering. The Company is offering a right of rescission to all investors who purchased securities in the Regulation E offering in consideration for, generally, their investment price plus interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the Company’s fiscal year ended March 31, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is quoted on the Pink Sheets under the symbol AVCP. One of the Company’s market makers has submitted a 15c211 application to the OTC Bulletin Board to have the Company’s common stock quoted on the OTC. Such application is currently pending. The following table sets forth the quarterly high and low bid prices for the Company’s Common Stock during the last two fiscal years of the Company, as reported by the National Quotations Bureau. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	Bid Price Per Share
	High	Low
2002
Quarter ended
March 31, 2002	$3.00	$1.00
June 30, 2002	$1.20	$0.06
September 30, 2002	$0.60	$0.20
December 31, 2002	$0.45	$0.20

2003
March 31, 2003	$1.70	$0.40
June 30, 2003	$5.20	$0.50
September 30, 2003	$4.00	$1.80
December 31, 2003	$2.50	$1.20

2004
March 31, 2004	$1.70	$0.13
June 30, 2004	$0.60	$0.10
September 30, 2004	$0.72	$0.10
December 31, 2004	$0.67	$0.40

2005
March 31, 2005	$0.50	$0.13

No dividend was declared or paid by the Company during fiscal year 2005, 2004, or 2003. A decision to pay dividends in the future will depend upon the Company's profitability, need for liquidity and other financial considerations. There are 1,698 shareholders of the 19,225,148 outstanding shares, as of July 13, 2005. The total shares outstanding for the Company reflects the cancellation of 2,475,000 shares (pre 10-1 forward split undertaken in September 2004) held by Mr. Dvorak although these shares have not been cancelled of record. The 3,330,050 shares held in escrow pursuant to the stock purchase agreement with Alpha Capital Aktiengesellschaft are not included in our total shares outstanding. The last reported price for our common stock on July 13, 2005 was $0.17 per share.

Recent Sales of Unregistered Securities

In July 2004 the Company reached a settlement with its former director and several consultants for the return of common stock and settlement of amounts owed. The Company received and subsequently cancelled a total of 670,000 shares of common stock from those individuals and recorded a gain of $159,512 of amounts owed to them and a contribution of capital of $595,516.

On August 26, 2004, the Company issued 1,659,500 shares to David Goldberg and 1,659,500 shares to Craig Press. Such shares were issued for services rendered by Knightsbridge Holdings, LLC pursuant to its Engagement Agreement with the Company and Knightsbridge subsequently assigned such shares to David Goldberg and Craig Press. The fair market value of theses shares on the date of issuances was $46,466. On August 31, 2004, the Company effectuated a 1-10 reverse split of its issued and outstanding common stock.

In August through November 2004 the Company sold a total of 4,668,727 shares of common stock at a price of $.15 per shares for net proceeds of $700,312.

In August 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Under this agreement, we may issue and sell to Cornell Capital, Common Stock for a total purchase price of up to $25.0 million. The Company will be entitled to commence drawing down on the Standby Equity Distribution Agreement when the sale of the Common Stock under the Standby Equity Distribution Agreement is registered with the SEC and for two years thereafter. The purchase price for the shares will be equal to 98% of the market price, which is defined as the lowest closing bid price of the Common Stock during the five trading days following the notice date. A cash fee equal to ten percent (10%) of the cash proceeds of the draw down is also payable at the time of funding. To date, the Company has not received any funding under the Standby Equity Distribution Agreement. In March 2005 the Company issued 1,695,866 shares common stock valued at $370,000 to Cornell Capital Partners as a commitment fee in connection with the Standby Equity Distribution Agreement.

On August 25, 2004, we issued $1,000,000 in convertible debentures to Cornell Capital. These debentures are convertible into shares of our Common Stock at the price per share price equal to the volume weighted average price of the Common Stock as listed on Pink Sheets or OTC Bulletin Board (or Nasdaq SmallCap Market or American Stock Exchange), as quoted by Bloomberg L.P. during the three (3) trading days immediately preceding the conversion date. These convertible debentures bear interest at 5% and are convertible at the holder’s option. These convertible debentures have a term of three years and may be redeemed, at our option at a 20% premium. We were obligated to pay a $100,000 financing fee to Cornell for the note. The financing fees were being amortized over the life of the note. We were amortizing the beneficial conversion expense of $157,333 over the life of the note. In February, 2005 we converted the debenture and accrued interest of $23,151 into 10,231,510 shares of our preferred stock. The un-

amortized expenses of $202,513 were classified to additional paid in capital at the time of the conversion. We were obligated to file a SB-2 registration statement within 30 days of the initial funding or pay a 2% penalty per month and we have recorded penalties of $120,000 as of March 31, 2005.

In March 2005, we sold an additional 4,750,000 shares of preferred stock valued at $475,000 to Montgomery Equity Partners, LTD, for proceeds of $200,000, assignment of a note receivable in Colmena Corp. of $200,000, accrued interest of $4,339 and fees of $70,661.

In September 2004, the Company issued a total of 500,000 shares of common stock for past services of $13,500.

In December 2004, the Company issued a total of 521,739 shares of common stock valued at $228,000 for satisfaction of the judgment and penalties.

In December 2004 the Company issued 1,277,029 shares of Common stock valued at $255,406 for full satisfaction of a convertible note and accrued interest entered into in November 2003.

In January 2005, the Company amended its consulting services agreement dated September 20, 2004 with Triple Crown Consulting Inc. ("Triple Crown"). The Agreement was extended until May 31, 2005. As compensation, The Company agreed to issue Triple Crown a total of 850,000 shares of common stock valued at $250,000. The Company issued a total of 575,000 shares of common stock valued at $240,000 pursuant to this agreement. In June 2005 the Company and Triple Crown agreed to terminate the agreement.

The securities described in this Item were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. Each such issuance was made pursuant to individual contracts which are discrete from one another and are made only with persons who were sophisticated in such transactions and who had knowledge of and access to sufficient information about Advantage Capital to make an informed investment decision. Among this information was the fact that the securities were restricted securities.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the years ended March 31, 2001, 2002, 2003, 2004 and 2005 is derived from our financial statements. The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	2005	2004	2003	2002	2001
Operating Revenues (Capital raising fees and interest income)	$176,128	0	0	$1,721	$10,305
Net income (loss) from continuing operations	($764,407)	($1,317,947)	($241,471)	($5,536)	($167,953)

Income/loss per common share: Continuing operations	(.10)	(.03)	(.00)	(.01)	(.01)
Total Assets	$2,332,486	$384,922	$116,910	$116,891	$117,727
Long term obligations/ Preferred stock	1,498,151	0	0	0	0
Cash dividends per common share	0	0	0	0	0

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-K, are forward-looking statements. In addition, when used in this document, the words “anticipate,” “estimate,” “project” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to certain risks, uncertainties and assumptions including risks relating to our limited operating history and operations losses; significant capital requirements; development of markets required for successful performance by the Company as well as other risks described in the Company’s Annual Report on this Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although the Company believes that the expectations we include in such forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct.

CRITICAL ACCOUNTING POLICIES

Advantage Capital Development Corp. financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures, including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed by us for reasonableness and conservatism on a consistent basis. Primary areas where our financial information is subject to the use of estimates, assumptions and the application of judgment include acquisitions, valuation of investments, and the realizability of deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS

The recoverability of long-lived assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired. As it relates to definite life intangible assets, we apply the impairment rules as required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of” as amended by SFAS No. 144, which also requires significant judgment and assumptions related to the expected future cash flows attributable to the intangible asset. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the recoverability of the asset.

INCOME TAXES

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of March 31, 2005, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

VALUATION OF INVESTMENTS

As required by ASR 118, the investment committee of the company is required to assign a fair value to all investments. To comply with Section 2(a) (41) of the Investment Company Act and Rule 2a-4 under the Investment Company Act, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board’s direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the method used in valuing each issue of security in the company’s portfolio. The directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not directors, the findings of such intervals must be carefully reviewed by the directors in order to satisfy themselves that the resulting valuations are fair.

No single standard for determining “fair value...in good faith” can be laid down, since fair value depends upon the circumstances of each individual case. As a general principle, the current “fair value” of an issue of securities being valued by the board of directors would appear to be the amount which the owner might reasonably expect to receive for them upon their current sale. Methods, which are in accord with this principle, may, for example, be based on a multiple of earnings, or a discount from market of a similar freely traded security, or yield to maturity with respect to debt issues, or a combination of these and other methods. Some of the general factors, which the directors should consider in determining a valuation method for an individual issue of securities, include:

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

Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded, or is thinly traded, or in absence of a recent appraisal, the value of the investment shall be based on the following criteria:

1. Total amount of the Company’s actual investment (“AI”). This amount shall include all loans, purchase price of securities, and fair value of securities given at the time of exchange.

2. Total revenues for the preceding twelve months (“R”).

3. Earnings before interest, taxes and depreciation (“EBITD”)

4. Estimate of likely sale price of investment (“ESP”)

5. Net assets of investment (“NA”)

6. Likelihood of investment generating positive returns (going concern).

The estimated value of each investment shall be determined as follows:

o Where no or limited revenues or earnings are present, then the value shall be the greater of the investment’s a) net assets, b) estimated sales price, or c) total amount of actual investment.

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

Revenue and Expenses

We have begun to generate revenues from our newly implemented business plan. Revenue is recognized in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibility is reasonably assured.

In August 2004, Advantage’s Board of Directors voted to be regulated pursuant to Section 54 of the Investment Act. The decision to be regulated pursuant to Section 54 of the Investment Act was made primarily to better reflect Advantage’s anticipated future business and for developing relationships. As a business development company under Section 54 of the Investment Act, Advantage is required to invest a portion of its assets into developing companies. Advantage is focusing its investments in developing companies, but does not intend to limit its focus its investments in any particular industry. The Company’s current revenues have been derived from fees on its first investment. The Company plans to seek investing in small public companies through the issuance by them of secured convertible debentures in the $200,000 to $750,000 range and (ii) investing in private companies that may be good targets for spin offs or registration. We also intend to provide the Company with the flexibility to pursue special situations that provide good opportunities for our stockholders.

On August 12, 2004, Advantage’s Board of Directors voted to be regulated pursuant to Section 54 of the Investment Act. As such all expenses incurred prior to August 12, 2004 have been reclassified to Cumulative Effect of Change in Accounting Principle in the accompanying Statement of Operation.

Capital raising fees increased for the year ended March 31, 2005 to $134,855 from $0 for the year ended March 31, 2004. The Company typically charges a 10% up front non refundable fee for most financing transactions.

Interest income increased for the year ended March 31, 2005 to $41,273 from $0 for the year ended March 31, 2004. The Company typical charges interest at a rate of between 5% to 10% on convertible notes it purchases. The Company may also receive warrants as part of the financing. No value has been recorded for these warrants until they are exercised.

General and administrative expenses were $62,196 for the year ended March 31, 2005. Consulting was 384,854 for the year ended March 31, 2005. This was mainly attributable to the change in management of the Company and an election to become a business development corporation. Legal and professional fees were $80,309 for the year ended March 31, 2005; this was a result of the Company becoming a Business Development corporation. Management fees were $73,500 for the Year ended March 31, 2005, Company utilizes and unrelated third party for business development services.

Interest expense for year ended March 31, 2005 was $70,156 compared to $0 for year ended March 31, 2004. The increase in interest was a direct result of the Company’s financing through a $1,000,000, 5% convertible note.

Penalties expense was $120,000 for the year ended March 31, 2005 compared to $0 for the year ended March 31, 2004. The Company was obligated to file a SB-2 registration statement within 30 days of the initial funding of it convertible debenture or pay a 2% penalty per month. The Company has recorded penalties of $120,000 as of March 31, 2005.

Settlement increased to $40,694 for the year ended March 31, 2005 from $0 for the year ended March 31, 2004. On November 30, 2004 the Company settled with a former President and Director of C.E.C. Industries. The judgment entered was in the amount of $207,307. The

Company settled this judgment for a total of $248,000 consisting of Cash of $20,000 and common stock valued at $228,000. Resulting in an additional expense of $40,694 over what had been previously recorded.

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

On August 12, 2004, Advantage’s Board of Directors voted to be regulated pursuant to Section 54 of the Investment Act. The decision to be regulated pursuant to Section 54 of the Investment Act was made primarily to better reflect Advantage’s anticipated future business and for developing relationships. As a business development company under Section 54 of the Investment Act, Advantage is required to invest a portion of its assets into developing companies. Advantage is focusing its investments in developing companies, but does not intend to limit its focus its investments in any particular industry. Advantage intends to seek investments in companies that offer attractive investment opportunities.

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

In August 2004, the Company entered into a Business Development Agreement with Global IT Holdings, Inc. (“Global”), a New York-based holding company created to acquire targeted internet technology (IT) staffing firms. In addition to receiving a fifteen percent (15%) stake in Global common stock, in exchange for our commitment to provide business development services to Global. The Company invested $500,000 through a collateralized senior debenture in the amount of $500,000. The note bears interest at six and one-half percent (6.5%) and matures on December 31, 2004. The Company advanced Global an additional total of $155,000 with similar terms as above with an interest rate of 10%. In February 2005, the Company extended the due date of its Series A 6.5% $500,000 note with Global IT Holdings, Inc. until August 31, 2005.

On September 20, 2004, we filed a Form 1E Notification under Regulation E of the Securities Act of 1933 to raise up to $5,000,000 in a Regulation E offering. The shares were offered by our officers and directors on a best efforts basis with no minimum. As of June 17, 2005, the Company raised $4,861,627.48 from the sale of 13,802,988 shares in this offering.

In a letter from the Securities and Exchange Commission (“SEC” or “Commission”) dated June 17, 2005, management learned that due to certain actions taken by previous management some seven years ago and the subsequent settlement with the Commission relating to those activities, we might not be eligible to rely on the exemption offered in Regulation E for the offering that we initiated in October 2004. Section 230.602(b)(4) of Regulation E prohibits any issuer from relying on Regulation E as an exemption for its securities if the issuer is subject to an injunction or restraining order within five years prior to the filing of notification with the Commission that the Company intends to elect to be regulated as a business development company. An injunction was implemented against the Company by the United States District Court of Columbia based on actions that occurred by previous management in 1996 and 1997 as set forth in SEC Litigation Release No. 17139 (the “Release”) dated September 19, 2001. We subsequently filed our Notification of Election to be regulated as a business development company on August 20, 2004. Our current management was not aware of any facts that would have precluded reliance on the exemption from registration promulgated under Regulation E with respect to our offering commenced October 1, 2004. Specifically, management of the Company was not aware of the injunction against the Company dated September 19, 2001. Accordingly, the Company, in good faith, relied upon such exemption. After being made aware of such facts that would preclude the Company from reliance upon such exemption in the SEC letter dated June 17, 2005, we immediately ceased the offering. Pursuant to §203.602(e) of Regulation E, we have requested a waiver of the automatic disqualification provision of the Regulation, so that we may resume this offering. However, such waiver, if granted, is not retroactive. Therefore the Company is offering a right of rescission to all investors who purchased securities in the Regulation E offering in consideration for, generally, their investment price plus interest.

In October 2004 the Company entered into a promissory note and security agreement in the amount of $50,000 with a company. The note bears interest at a rate of 10% per annum. The third party has agreed that the return on the note will be 25% and will have 90 days from the date of the note repayment to pay the difference.

In October 2004, the Company purchased a convertible debenture of American Publishing, Inc. from an unrelated third party in the amount of $18,259. The debenture is convertible into

$36,518 of common stock upon demand by the Company. During the year ended March 31, 2005 the Company converted a total of $8,392 into common stock.

In November 2004 the Company purchased a $200,000 of 8% secured convertible debenture from Colmena Corp. (“Colmena”). The note plus accrued interest is convertible into common stock at (a) an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company’s Common Stock, for the thirty (30) trading days immediately preceding the conversion rate. The Company also received 40,000 common stock warrants at a price of $.30 per share. The warrants expire 2 years for the date of the convertible note. In March 2005 the Company purchased an additional $200,000 of 8% secured convertible debenture of Colmena Corp from an unrelated third party.

In December 2004 the Company purchased $250,000 of 5% convertible debenture from Cinema Ride, Inc. ("Cinema Ride"). The debenture is due 9 months from the date of issuance. The note plus accrued interest is convertible into common stock at (a) an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company's Common Stock, for the five (5) trading days immediately preceding the conversion rate. The Company also received 40,000 common stock warrants at a price of $.25 per share. The warrants expire 3 years for the date of the convertible note. In January 2005 the Company purchased an additional $280,000 of 5% convertible debenture from Cinema Ride, Inc.("Cinema Ride"). The debenture is due 9 months from the date of issuance. The note plus accrued interest is convertible into common stock at (a) an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company's Common Stock, for the five (5) trading days immediately preceding the conversion rate. The Company also received 40,000 common stock warrants at a price of $.25 per share. The warrants expire 3 years for the date of the convertible note.

In February and March 2005 the Company purchases a total of $47,500 of common stock from Global Triad, Inc. (“Global Triad”). The Company sold a total of $38,348 of the stock prior to March 31, 2005.

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

On August 25, 2004, we issued $1,000,000 in convertible debentures to Cornell Capital. These debentures are convertible into shares of our Common Stock at the price per share price equal to the volume weighted average price of the Common Stock as listed on Pink Sheets or OTC Bulletin Board (or Nasdaq SmallCap Market or American Stock Exchange), as quoted by Bloomberg L.P. during the three (3) trading days immediately preceding the conversion date. These convertible debentures bear interest at 5% and are convertible at the holder’s option. These convertible debentures have a term of three years and may be redeemed, at our option at a 20% premium. In February, 2005 the Company converted the debenture and accrued interest of $23,151 into 10,231,510 shares of the Companies preferred. In March 2005, the Company sold an additional 4,750,000 shares of preferred stock valued at $475,000 to Montgomery Equity Partners, LTD, for proceeds of $200,000, assignment of an investment in Colmena Corp. of $200,000, accrued interest of $4,339 and fees of $70,661.

On September 20, 2004, we filed a Form 1E Notification under Regulation E of the Securities Act of 1933 to raise up to $5,000,000 in a Regulation E offering. The Shares were offered by the officers and directors of the Company on a best efforts basis with no minimum. The offering price was not less than $0.001 per share nor more than $2.00 per share. The Company has not engaged any broker/dealers licensed by the National Association of Securities Dealers, Inc. for the sale of these shares and has no intention to do so. As of June 17, 2005, the Company raised $4,861,627.48 from the sale of 13,802,988 shares in this offering. However, after receiving the letter from the SEC on June 17, 2005 and being made aware of such facts that would preclude the Company from reliance upon the exemption offered in Regulation E, we immediately ceased the offering. Pursuant to §203.602(e) of Regulation E, we have requested a waiver of the automatic disqualification provision of the Regulation, so that we may resume this offering. However, such waiver, if granted, is not retroactive. Therefore the Company is offering a right of rescission to all investors who purchased securities in the Regulation E offering in consideration for, generally, their investment price plus interest.

On October 5, 2004, the Company entered a stock purchase agreement with Alpha Capital Aktiengesellschaft to issue a total of 4,000,000 shares of common to be held in escrow as part of a purchase option agreement. The purchaser has the right to purchase shares a price of 70% of the lowest 5 day closing price for the 20 days prior to the closing date. Any shares still held in escrow on September 21, 2005 will be returned to the Company. In December 2004, Alpha Capital Aktiengesellschaft purchased a total of 669,950 shares of common stock at a price of $.25 for gross proceeds of $166,487 pursuant to this agreement.

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

In January 2005, issued a total of 575,000 shares of common stock vales at $216,500 for consulting fees.

In March 2005 the Company issued a total of 1,695,686 shares of common stock valued at $370,000 for the commitment fee on its SEDA.

In March 2005, the Company sold an additional 4,750,000 shares of preferred stock valued at $475,000 to Montgomery Equity Partners, LTD, for proceeds of $200,000, assignment of a note receivable of $200,000, accrued interest of $4,339 and fees of $70,661.

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

Management believes that the financing arrangements in place are sufficient to satisfy Advantage Capital’s cash requirements for the next twelve months. If Advantage Capital is unable to recognize sufficient proceeds from these arrangements, Management believes that Advantage Capital can limit its operations, defer payments to Management and maintain its business at nominal levels until it can identify alternative sources of capital.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Financial Statement Schedules appearing on F-1 to F-20 of this Form 10-K Annual Report.

Two Industrial Way West, Eatontown, NJ 07724 (732) 544-8111 Fax (732) 544-8788 E-Mail: tax@wgpc.net

Wiener, Goodman
& Company, P.C.
Certified Public Accountants
& Consultants

Joel Wiener, CPA

Gerald Goodman, CPA

Memberships

SEC Practice Section of AICPA
PCPS of AICPA
American Institute of CPA
New Jersey Society of CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

July 11, 2005

To the Board of Directors and Stockholders

Advantage Capital Development Corporation

2999 Northeast 191 Street, Penthouse 2

Aventura, FL 33180

We have audited the accompanying statement of net assets, including the schedule of investments, of Advantage Capital Development Corporation as of March 31, 2005 and the related statements of operations, and changes in net assets for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Advantage Capital Development Corporation as of March 31, 2004, were audited by other auditors whose report, dated July 12, 2004, expressed an unqualified opinion on these statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2005 financial statements referred to above present fairly, in all material respects, the financial position of Advantage Capital Development Corporation as of March 31, 2005, and the results of its operations and its changes in net assets for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Wiener, Goodman & Company, P.C.

Eatontown, New Jersey

July 11, 2005

Russell & Atkins, PLC

Certified Public Accountants

To the Stockholders and Board of Directors

C.E.C. Industries Corp.

We have audited the accompanying balance sheet of C.E.C. Industries Corp. (a development stage company) as of March 31, 2004, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended March 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not examine the financial statements of the Company prior to April 1, 2002, and these statements were audited by the other auditors whose report dated April 5, 2002, has been furnished to us and contained a paragraph describing their concerns regarding the ability of the Company to continue as a going concern.

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

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred accumulated losses since inception of $10,619,659. These factors as discussed in Note 8 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Russell & Atkins, PLC

/s/ Russell & Atkins

Edmond, Oklahoma

July 12, 2004

P O Box 1035, Edmond, Oklahoma 73083

Telephone: 405 209-5485 Fax: 405 843-9975

ADVANTAGE CAPITAL DEVELOPMENT CORP.
Statement of Net Assets

	March 31,
	2005	2004

ASSETS:
Loans and investments in portfolio securities
at market or fair value:
Affiliate companies (cost of $1,619,019)	$1,627,477	$-
Cash	307,391	13,507
Technology rights	-	371,415
Interest receivable	27,618	-
Deferred financing costs	370,000	-

Total Assets	2,332,486	384,922

LIABILITIES:
Accounts payable	36,978	789,950
Judgments payable	-	207,306
Accrued expenses	152,668	-
Convertible notes payable	-	218,700

Total Liabilities	189,646	1,215,956

NET ASSETS
Preferred stock, $.001 par value; 100,000,000 authorized,
14,981,510 and 0 issued and outstanding, respectively	1,498,151	-
Common stock, $.001 par value, 5,000,000,000
shares authorized 15,437,648 shares and 5,872,470
issued and outstanding, respectively	15,438	5,872
Additional paid-in capital	12,240,236	9,782,753
Accumulated deficit	(11,610,985)	(10,619,659)

Net Assets	$2,142,840	$(831,034)

Net assets per share	$0.14	$(0.14)

See notes to financial statements

ADVANTAGE CAPITAL DEVELOPMENT CORP
STATEMENTS OF OPERATIONS

	For the years ended
	March 31,
	2005	2004

REVENUES:
Capital raising fees	134,855	-
Interest income	41,273	-

Total Revenue	176,128	-

COST AND EXPENSES:

General and administrative	$62,196	$-
Consulting	384,854	-
Salaries	43,750	-
Travel	16,909	-
Amortization	24,986	-
Warrants expenses	20,020	-
Legal and professional	80,309	-
Management fees	73,500	-
Interest expense	70,156	-
Financing fees	3,161
Penalties	120,000	-
Settlements	40,694	-

Total operating expenses	940,535	-

Investment Loss, Net	(764,407)	-

Net Realized and Unrealized Appreciation on
Investments:
Net change in realized appreciation
on investments	13,623	0
Net change in unrealized appreciation
on investments	8,457	-

Net realized and unrealized appreciation on
Investment transactions	22,080	-

Net (decrease) in net assets
resulting from operations and before
cumulative effect of change in accounting
principles	(742,327)	-

Cumulative effect of change in accounting
principles	248,999	1,572,947

Net (decrease) in net assets
resulting from operations after
cumulative effect of change in accounting
principles	$(991,326)	$(1,572,947)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - basic and diluted	9,456,811	4,444,489

NET LOSS PER SHARE - basic and diluted before
cumulative effect of change in accounting
principles	$(0.08)	$-

Cumulative effect of change in accounting
principles	$(0.03)	$(0.35)

NET LOSS PER SHARE - basic and diluted after
cumulative effect of change in accounting
principles	$(0.10)	$(0.35)

See notes to financial statements

ADVANTAGE CAPITAL DEVELOPMENT CORP
Schedule of Investments
March 31, 2005

		Percentage of		Fair
Company	Description of Business	Investments	Cost	Market value	Affiliation

Investments equal 69% of net assets

Debt
Global IT Holdings	IT Staffing	38%	615,000	615,000	None
College Partners	Education	3%	50,000	50,000	None
Cinema Ride, Inc.	Entertainment	33%	530,000	530,000	None
Colmena Corp	Software	25%	400,000	400,000	None
		98%	1,595,000	1,595,000
Equity
Americana Publishing	Books	1%	14,867	19,867	None
Global Triad, Inc.	Communication	1%	9,152	12,610	None
Global IT Holdings	IT Staffing	-	-	-	None
		2%	24,019	32,477

		100%	1,619,019	1,627,477

See notes to financial statements

ADVANTAGE CAPITAL DEVELOPMENT CORP.
STATEMENT OF CHANGES IN NET ASSETS

	For the years ended
	March 31,
	2005	2004

Decrease in net assets from operations
Investment loss - net	$(764,407)	$-

Cumulative effect of change in accounting principles	(248,999)	(1,572,947)

Net change in realized appreciation
on investments	13,623	-
Net change in unrealized appreciation
on investments	8,457	-

Net decrease in net assets resulting
from operations	(991,326)	(1,572,947)

Capital Share Transactions	3,965,200	1,609,645

Total Increase	2,973,874	36,698

Beginning of the year	(831,034)	(867,732)

End of Year	$2,142,840	$(831,034)

See notes to financial statements

ADVANTAGE CAPITAL DEVELOPMENT CORP.

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Advantage Capital Development Corp. “Advantage or the Company”) was incorporated as Justheim Petroleum Company in Nevada in 1952. C.E.C. Management Corp. was merged into Justheim Petroleum Company effective December 31, 1986, and was renamed C.E.C. Industries Corp. Prior to the merger, Justheim had historically engaged in the business of acquiring, holding and selling oil and gas leaseholds and retaining overriding royalty rights. C.E.C. Management Corp. primarily was in the business of engineering consulting and designing and marketing customized minerals processing systems and equipment.

On August 12, 2004, the Company’s board of Directors voted to be regulated pursuant to Section 54 of the Investment Act. The decision to be regulated pursuant to Section 54 of the Investment Act was made primarily to better reflect Advantage’s anticipated future business and for developing relationships. As a business development company under Section 54 of the Investment Act, Advantage is required to invest a portion of its assets into developing companies. Advantage is focusing its investments in developing companies, but does not intend to limit its focus its investments in any particular industry. Advantage intends to seek investments in companies that offer attractive investment opportunities.

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

ADVANTAGE CAPITAL DEVELOPMENT CORP.

NOTES TO FINANCIAL STATEMENTS

Cumulative Effect of Change in Accounting Principle

On August 12, 2004, Advantage’s Board of Directors voted to be regulated pursuant to Section 54 of the Investment Act. As such all expenses incurred prior to August 12, 2004 have been reclassified to Cumulative Effect of Change in Accounting Principle in the accompanying Statement of Operations.

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

The Company is currently taxed as an ordinary corporation under Subchapter C of the Internal Revenue Code. We intend to elect to be treated as a "regulated investment company" or "RIC" under Subchapter M of the Internal Revenue Code with the filing of our federal corporate income tax return for 2004, which election would be effective as of January 1, 2004. As a RIC, the Company generally will not have to pay corporate taxes on any income it distributes to its stockholders as dividends, which will allow us to reduce or eliminate our corporate-level tax liability.

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

Stock Based Compensation

The Company issues shares of common stock to non-employees as stock based compensation. The Company accounts for the Services using the fair market value of the services rendered. For the year ended March 31, 2005 the Company issued 3,107,733 shares of common stock and recorded compensation expense of $646,466 in connection with the issuance of these shares.

Fair Value of Financial Instruments

The carrying amount of cash and accounts payable are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

ADVANTAGE CAPITAL DEVELOPMENT CORP.

NOTES TO FINANCIAL STATEMENTS

Revenue Recognition

Revenue is recognized in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.

Investments

As required by ASR 118, the investment committee of the company is required to assign a fair value to all investments. To comply with Section 2(a) (41) of the Investment Company Act and Rule 2a-4 under the Investment Company Act, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board’s direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the method used in valuing each issue of security in the company’s portfolio. The directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not directors, the directors must carefully review the findings of such intervals in order to satisfy themselves that the resulting valuations are fair.

No single standard for determining “fair value...in good faith” can be laid down, since fair value depends upon the circumstances of each individual case. As a general principle, the current “fair value” of an issue of securities being valued by the board of directors would appear to be the amount which the owner might reasonably expect to receive for them upon their current sale. Methods, which are in accord with this principle, may, for example, be based on a multiple of earnings, or a discount from market of a similar freely traded security, or yield to maturity with respect to debt issues, or a combination of these and other methods. Some of the general factors, which the directors should consider in determining a valuation method for an individual issue of securities, include:

1)	the fundamental analytical data relating to the investment,

2)	the nature and duration of restrictions on disposition of the securities, and

ADVANTAGE CAPITAL DEVELOPMENT CORP.

NOTES TO FINANCIAL STATEMENTS

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

The board has arrived at the following valuation method for its investments. Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded, or is thinly traded, and in absence of a recent appraisal, the value of the investment shall be based on the following criteria:

1.	Total amount of the Company’s actual investment (“AI”). This amount shall include all loans, purchase price of securities, and fair value of securities given at the time of exchange.

2.	Total revenues for the preceding twelve months (“R”).

3.	Earnings before interest, taxes and depreciation (“EBITD”)

4.	Estimate of likely sale price of investment (“ESP”)

5.	Net assets of investment (“NA”)

6.	Likelihood of investment generating positive returns (going concern).

The estimated value of each investment shall be determined as follows:

o	Where no or limited revenues or earnings are present, then the value shall be the greater of the investment’s a) net assets, b) estimated sales price, or c) total amount of actual investment.

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

ADVANTAGE CAPITAL DEVELOPMENT CORP.

NOTES TO FINANCIAL STATEMENTS

Based on the previous methodology, the Company determined that the Company valued all its debt investments at cost and common stock at fair market value as of March 31, 2005.

3.	Recent Accounting Pronouncements

In December 2003, the FASB issued SFAS No. 132 (Revised) (“SFAS No. 132-R”),”Employer’s Disclosure about Pensions and Other Post retirement Benefits.” SFAS No. 132-R retains disclosure requirements of the original SFAS No. 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost for defined benefit pension plans and defined benefit post retirement plans. SFAS No. 132-R is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June15, 2003.

The adoption of the provisions of SFAS No. 150 did not have a material impact on the Company’s financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Adoption of this statement did not have a material impact on the Company’s results of operations or financial position.

ADVANTAGE CAPITAL DEVELOPMENT CORP.

NOTES TO FINANCIAL STATEMENTS

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN 46 (Revised) (“FIN 46-R”) to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity(“VIE”) be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31,2003. The adoption of FIN 46 did not have a material impact on the Company’s results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45,Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN 45 on January 1, 2003. The adoption of FIN 45 did not have a material impact on the Company’s results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan. The Company adopted SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 146 did not have a material impact on the Company’s result of operations or financial position.

ADVANTAGE CAPITAL DEVELOPMENT CORP.

NOTES TO FINANCIAL STATEMENTS

In December 2004, the FASB issued SFAS No. 153 an amendment of APB Opinion No. 29 “Exchanges of Nonmonetary Assets”. SFAS No. 153 amends APB Opinion No. 29 by eliminating the exception under APB No. 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material effect on the Company’s financial position or results of operations.

In November, 2004 the FASB issued SFAS No. 151, an amendment to ARB No. 43 chapter 4 “Inventory Costs”. SFAS No. 151 requires that abnormal costs of idle facility expenses, freight, handling costs and wasted material (spoilage) be recognized as current-period charges. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. Adoption of SFAS No. 151 is not expected to have a material impact on the Company’s results of operations or financial position.

In December 2003, the FASB issued SFAS No. 132(R), “Employer’s Disclosure about Pensions and Other Postretirement Benefits” (revised). SFAS No. 132(R) retains disclosure requirements of the original SFAS No. 132(R) and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost. SFAS No. 132(R) is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The adoption of SFAS No. 132(R) did not have a material effect on the Company’s results of operations or financial position.

ADVANTAGE CAPITAL DEVELOPMENT CORP.

NOTES TO FINANCIAL STATEMENTS

4. Financial Highlights

For the Year Ended March 31, 2005

Per Share Operating Performance:
Net asset value beginning of period	$ (0.14)

Income from investment operations
Net investment loss	(0.05)
Net realized and unrealized gain (loss)
On investment transactions	-
Cumulative effect of change in accounting Principle	(0.02)
Total from investment operations	(0.21)

Sale of Stock	0.35

Net asset value, Year ended March 31, 2005	$ 0.14

Total Return	275%

Ratios as a Percent of Average Net Assets:
Expenses	44%
Net investment loss	36%

5. Investments

In August 2004, the Company entered into a Business Development Agreement with Global IT Holdings, Inc. (“Global”), a New York-based holding company created to acquire targeted internet technology (IT) staffing firms. The Company received a twenty one percent (21%) stake in Global common stock, in exchange for its commitment to provide business development services to Global. The Company invested $500,000 through a collateralized senior debenture. The note bears interest at six and one-half percent (6.5%) and matures on December 31, 2004. The Company advanced Global an additional total of $155,000 with similar terms as above with an interest rate of 10%. In February 2005, the Company extended the due date of its Series A 6.5% $500,000 note with Global IT Holdings, Inc. until August 31,2005. For the year ended March 31, 2005 the Company recognized income from capital raising fees of $61,855 and interest income of $24,268 associated with these debentures.

ADVANTAGE CAPITAL DEVELOPMENT CORP.

NOTES TO FINANCIAL STATEMENTS

In October 2004 the Company entered into a promissory note and security agreement in the amount of $50,000 with a company. The note bears interest at a rate of 10% per annum. The third party has agreed that the return on the note will be 25% and will have 90 days from the date of the note repayment to pay the difference. For the year ended March 31, 2005 the Company recognized $2,069 of interest income associated with this promissory note.

October 2004, the Company purchased a convertible debenture of American Publishing, Inc. from an unrelated third party in the amount of $18,259. The debenture is convertible into $36,518 of common stock upon demand by the Company. During the year ended March 31, 2005 the Company converted a total of $8,392 into common stock. For the year ended March 31, 2005 the Company recognized gains of $5,870 associated with the sale of common stock.

In November 2004 the Company purchased a $200,000 8% secured convertible debenture from Colmena Corp. (“Colmena”). The note plus accrued interest is convertible into common stock at (a) an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company’s Common Stock, for the thirty (30) trading days immediately preceding the conversion rate. The Company also received 40,000 common stock warrants at a price of $.30 per share. The warrants expire 2 years for the date of the convertible note. The Company has not assigned any value to these warrants as they were issued at above market value of the common stock on the date of issuance. In March 2005 the Company purchased an additional $200,000 of 8% secured convertible debenture of Colmena Corp from an unrelated third party. For the year ended March 31, 2005 the Company recognized income from capital raising fees of $20,000 and interest income Of $6,839 associated with these secured debentures.

In December 2004 the Company purchased $250,000 of 5% convertible debenture from Cinema Ride, Inc.(“Cinema Ride”). The debenture is due 9 months from the date of issuance. The note plus accrued interest is convertible into common stock at (a)an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company’s Common Stock, for the five (5) trading days immediately preceding the conversion rate. The Company also received 40,000 common stock warrants at a price of $.25 per share. The warrants expire 3 years for the date of the convertible note. The Company has not assigned any value to these warrants as they were issued at above market value of the common stock on the date of issuance.

ADVANTAGE CAPITAL DEVELOPMENT CORP.

NOTES TO FINANCIAL STATEMENTS

In January 2005 the Company purchased an additional $280,000 of 5% convertible debenture from Cinema Ride, Inc.(“Cinema Ride”). The debenture is due 9 months from the date of issuance. The note plus accrued interest is convertible into common stock at (a) an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company’s Common Stock, for the five (5) trading days immediately preceding the conversion rate. The Company also received 40,000 common stock warrants at a price of $.25 per share. The warrants expire 3 years for the date of the convertible note. The Company has not assigned any value to these warrants as they were issued at above market value of the common stock on the date of issuance. For the year ended March 31, 2005 the Company recognized income from capital raising fees of $53,000 and interest income of $8,066 associated with these convertible debentures.

In February and March 2005 the Company purchased a total of $47,500 of common stock of Global Triad, Inc. (“Global Triad”). The Company sold a total of $38,348 of the common stock prior to March 31, 2005. For the year ended March 31, 2005 the Company recognized gains of $7,766 associated with sale of sale of these securities.

6. Technology rights

On December 30, 2003 the Company acquired certain technology rights from Pay Card, a company providing payroll debit cards to employers and individuals. This purchase was part of a purchase of 80% of the common stock of PayCard. The technology had been valued at $225,000. In June 2004 the Company made the determination that the technology had no further value and fully expensed it, such amounts have been recorded in cumulative effect of change in accounting principles.

The Company acquired certain oil and gas interests valued at $116,415. In June 2004 the Company made the determination that the technology had no further value and fully expensed it, such amounts have been recorded in cumulative effect of change in accounting principles.

7. INTEREST RECEIVABLE

Interest receivable of $27,618 consist of amounts owed to the Company from its investments in various debt instruments.

ADVANTAGE CAPITAL DEVELOPMENT CORP.

NOTES TO FINANCIAL STATEMENTS

8. DEFERRED FINANCING COSTS

On August 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. The Company will be entitled to commence drawing down on the Standby Equity Distribution Agreement when the sale of the Common Stock under the Standby Equity Distribution Agreement is registered with the SEC and for two years thereafter. The purchase price for the shares will be equal to 98% of the market price, which is defined as the lowest closing bid price of the Common Stock during the five trading days following the notice date. A cash fee equal to ten percent (10%) of the cash proceeds of the draw down is also payable at the time of funding. To date, the Company has not received any funding under the Standby Equity Distribution Agreement. In connection with the Standby Equity Distribution Agreement, the Company issued 1,695,866 shares of its common stock valued at $370,000 to Cornell Capital Partners as a commitment fee. The Company is obligated to issue Cornell Capital Partner an additional $370,000 commitment fee one year after the Standby Equity Distribution Agreement is declared effective.

9. JUDGEMENTS PAYABLE

On September 2, 1998, a judgment was entered in United States District Court, District of Utah, Central Division, against C.E.C. Industries, Inc. in favor of George A. Matthews, Jr. a former President and Director of C.E.C. Industries. The judgment entered was in the amount of $207,306.93. The judgment award was to compensate Mr. Matthews for monies allegedly owed to him on his Employment Agreement, from an alleged wrongful stop transfer, interest, and attorney’s fees. The Company was unable to post a bond. The judgment was recorded in several states under the Sister State Judgment Act. The statute of limitations on this judgment is six (6) years from the date of the judgment and therefore the judgment lapsed on September 2, 2004. In December 2004 the Company issued a total of 521,739 shares of common stock valued at $228,000 for satisfaction of the judgment and penalties associated with it.

10. NOTES PAYABLE

On November 1, 2003, the Company issued $150,000 in convertible notes payable in connection with certain advances. These advances were subsequently increased to $ 218,700. The notes bear interest at the rate of 6.5% interest and are due November 1, 2004. These notes are convertible into common stock based 70% of the average of the lowest of three days trading during the five days preceding the conversion or the average of the lowest three days trading prices during the five days preceding the funding dates of these notes. In December 2004 the Company issued 1,277,029 shares of Common stock valued at $255,406 for full satisfaction of the note and accrued interest. Interest expenses for the year ended March 31, 2005 was $11,262.

ADVANTAGE CAPITAL DEVELOPMENT CORP.

NOTES TO FINANCIAL STATEMENTS

11. PREFERRED STOCK

On August 25, 2004, the Company issued $1,000,000 in convertible debentures to Cornell Capital. These debentures are convertible into shares of our Common Stock at the price per share price equal to the volume weighted average price of the Common Stock as listed on Pink Sheets or OTC Bulletin Board (or Nasdaq SmallCap Market or American Stock Exchange), as quoted by Bloomberg L.P. during the three (3) trading days immediately preceding the conversion date. These convertible debentures bear interest at 5% and are convertible at the holder’s option. These convertible debentures have a term of three years and may be redeemed, at our option at a 20% premium. The Company was obligated to pay a $100,000 financing fee to Cornell for the note. The financing fees were being amortized over the life of the note. The Company was amortizing the beneficial conversion expense of $157,333 over the life of the note. In February, 2005 the Company converted the debenture and accrued interest of $23,151 into 10,231,510 shares of the Company’s preferred. The un-amortized expenses of $202,513 were reclassified to additional paid in capital at the time of the conversion. The Company was obligated to file a SB-2 registration statement within 30 days of the initial funding or pay a 2% penalty per month. The Company has recorded penalties of $120,000 as of March 31, 2005.

In March 2005, the Company sold an additional 4,750,000 shares of preferred stock valued at $475,000 to Montgomery Equity Partners, LTD, for proceeds of $200,000, assignment of a note receivable in Colmena Corp. of $200,000, accrued interest of $4,339 and fees of $70,661.

12. Capital Share Transactions

Capital Share Transactions

As of March 31, 2005, 5,000,000,000 shares of $.001 par value capital stock were authorized.

Transactions in capital stock were as follows:

	Common Stock		Amount
	2005	2004	2005	2004

Balance beginning of year	5,872,470	3,430,970	$9,788,625	$8,439,220
Shares cancelled	(670,000)	-	468,377	-
Shares sold	5,334,677	-	868,800	-
Shares issued for settlement of debt	1,798,768		483,406
Shares issued for services	3,101,733	2,441,500	646,466	1,349,405

Balance end of year	15,437,648	5,872,470	$12,255,674	$9,788,625

	-		-

ADVANTAGE CAPITAL DEVELOPMENT CORP.

NOTES TO FINANCIAL STATEMENTS

	Preferred Stock		Amount
	2005	2004	2005	2004

Balance beginning of year	-	-	$-	$-
Shares sold	14,981,510		1,498,151	-

Balance end of year	14,981,510	-	$1,498,151	$-

Capital Share Transactions

As of March 31, 2005, 5,000,000,000 shares of $.001 par value capital stock were authorized.

Transactions in capital stock were as follows:

13. COMMON STOCK

In July 2004 the Company reached a settlement with its former director and several consultants for the return of common stock and settlement of amounts owed. The Company received and subsequently cancelled a total of 670,000shares of common stock from those individuals and recorded a gain of $159,512 of amounts owed to them and a contribution of capital of $595,516. These amounts have been included in the Cumulative Effect of Change in Accounting Principle.

On August 26, 2004, the Company issued 165,950 shares of common stock to David Goldberg and 165,950 shares of common stock to Craig Press. Such shares were issued for services rendered by Knightsbridge Holdings, LLC pursuant to its Engagement Agreement with the Company and Knightsbridge subsequently assigned such shares to David Goldberg and Craig Press. The fair market value of theses shares on the date of issuances was $46,466 and has been recorded in the cumulative effect of change in accounting principle.

ADVANTAGE CAPITAL DEVELOPMENT CORP.

NOTES TO FINANCIAL STATEMENTS

On August 31, 2004, the Company effectuated a 1-10 reverse split of its issued and outstanding common stock. All prior amounts are presented post split.

In August through November 2004 the Company sold a total of 4,668,727 shares of common stock at a price of $.15 per shares for net proceeds of $700,312.

In August 2004, the Company entered into a Stand by Equity Distribution Agreement With Cornell Capital Partners. Under this agreement, the Company may issue and sell to Cornell Capital, Common Stock for a total purchase price of up to $25.0 million. The Company will be entitled to commence drawing down on the Standby Equity Distribution Agreement when the sale of the Common Stock under the Standby Equity Distribution Agreement is registered with the SEC and for two years thereafter. The purchase price for the shares will be equal to 98% of the market price, which is defined as the lowest closing bid price of the Common Stock during the five trading days following the notice date. A cash fee equal to ten percent (10%) of the cash proceeds of the draw down is also payable at the time of funding. To date, the Company has not received any funding under the Standby Equity Distribution Agreement.

In September 2004 the Company issued a total of 500,000 shares of common stock for past services of $13,500 which is included in the statement of operations.

In November 2004. The Company issued a total of 4,000,000 shares of common to beheld in escrow as part of a purchase option agreement. The purchaser has the right to purchase shares a price of 70% of the lowest 5 day closing price for the 20 days prior to the closing date. Any shares still held in escrow on September 21, 2005 will be returned to the Company. In December 2004, Alpha Capital Aktiengesellschaft purchased a total of 669,950 shares of common stock at a price of $.25 for gross proceeds of $166,487 pursuant to this agreement.

In December 2004 the Company issued a total of 521,739 shares of common stock valued at $228,000 for satisfaction of the judgment and penalties. See Note 9 of notes to financial statements.

In December 2004 the Company issued 1,277,029 shares of Common stock valued at $255,406 for full satisfaction of a convertible note and accrued interest entered into in November 2003.See Note 10 of notes to financial statements.

In January 2005, the Company amended its consulting services agreement dated September 20, 2004 with Triple Crown Consulting Inc.(“Triple Crown”). The Agreement was extended until May 31, 2005. As compensation, The Company agreed to issue Triple Crown a total of 850,000 shares of common stock valued at $250,000. The Company issued a total of 575,000 shares of common stock vales at $240,000 pursuant to this agreement. In June 2005 the Company and Triple Crown agreed to terminate the agreement.

ADVANTAGE CAPITAL DEVELOPMENT CORP.

NOTES TO FINANCIAL STATEMENTS

In March 2005 the Company issued 1,695,866 shares common stock valued at $370,000 to Cornell Capital Partners as a commitment fee In connection with the Standby Equity Distribution Agreement. See Note 8 of notes to financial statements.

14. Commitments and Contingencies

In October 2004 the Company entered into a six month consulting agreement for public relations. The terms are $8,000 per month. The consultant was also issued 40,000 warrants at a price of $.60. The warrants expire October 30, 2009. The Company recorded an expense of $20,020 and included in the statement or operations for the Year ended March 31, 2005. The fair value of the warrant grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 35%; risk-free rate of return of 5% and expected life of four years. The weighted average fair value of the warrant granted during the year was $.50 per share.

15. Subsequent Events

In June 2005 Montgomery Equity Partners, LTD, converted $25,000 of its convertible preferred stock into 250,000 shares of common stock.

16	LEGAL PROCEEDINGS

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

In a letter from the Securities and Exchange Commission ("SEC" or "Commission") dated June 17, 2005, management learned that due to certain actions taken by previous management some seven years ago and the subsequent settlement with the Commission relating to those activities, we might not be eligible to rely on the exemption offered in Regulation E for the offering that we initiated in October 2004. Section 230.602(b)(4) of Regulation E prohibits any issuer from relying on Regulation E as an exemption for its securities if the issuer is subject to an injunction or restraining order within five years prior to the filing of notification with the Commission that the Company intends to elect to be regulated as a business development company. An injunction was implemented against the Company by the United States District Court of Columbia based on actions that occurred by previous management in 1996 and 1997 as set forth in SEC Litigation Release No. 17139 (the "Release") dated September 19, 2001. The Company subsequently filed our Notification of Election to be regulated as a business development company on August 20, 2004. Current management was not aware of any facts that would have precluded reliance on the exemption from registration promulgated under Regulation E with respect to our offering commenced October 1, 2004. Specifically, management of the Company was not aware of the injunction against the Company dated September 19, 2001. Accordingly, the Company, in good faith, relied upon such exemption. After being made aware of such facts that would preclude the Company from reliance upon such exemption in the SEC letter dated June 17, 2005, we immediately ceased the offering. The Company is offering a right of rescission to all investors who purchased securities in the Regulation E offering in consideration for, generally, their investment price plus interest.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective October 22, 2004, Russell & Atkins, PLC (“Russell & Atkins”) resigned as independent auditor for the Company due to the fact that Russell & Atkins decided that it will no longer be registered with the Public Company Accountants Oversight Board (“PCAOB”). Management of Advantage Capital is unaware of any disagreements with Russell & Atkins related to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. For the most recent fiscal year and any subsequent interim period through Russell & Atkins’ resignation on October 22, 2004, there has been no disagreement between the Company and Russell & Atkins on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Russell & Atkins would have caused it to make a reference to the subject matter of the disagreement in connection with its reports.

On November 8, 2004, the Company engaged Wiener Goodman & Company, P.C. of Eatontown, New Jersey as its principal independent accountant. This decision to engage Wiener, Goodman & Company was ratified by the majority approval of the Board of Directors of the Company.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and Officers of the Company as of July 13, 2005 are as follows:

Our board of directors is responsible for managing our business and affairs and supervises the management of our company. The responsibilities of each director include, among other things, the oversight of the loan and investment approval process, the quarterly valuation of our assets, and oversight of our financing arrangements. Our portfolio is managed almost exclusively by Jeff Sternberg, our Chief Executive Officer. Because we are internally managed, we have not entered into any advisory agreement and pay no investment advisory fees to any outside investment adviser, but instead we pay the operating costs associated with employing investment management professionals. The Directors and Officers of the Company are as of July 13, 2005.

Structure of Board of Directors

Our bylaws provide that the number of members of our board of directors shall be no more than ten nor less than one and any vacancy may be filled by the board of directors. There are no family relationships between any of our directors or officers.

Certain of our directors who are also officers may serve as directors of, or on the board of managers of, certain of our portfolio companies. The business address of each director is the same as the Company, 2999 N.E. 191st Street, PH2, Aventura, FL 33180.

Directors

Our directors have been divided into two groups – interested directors and independent directors. Interested directors are interested persons as defined in the Investment Company Act of 1940.

Name	Age	Position
Independent Directors
David Goldberg	43	Director
Craig Press	45	Director
Interested Directors
Jeffrey I. Sternberg	59	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors

Executive Officers

Each executive officer has the same business address as the Company.

Jeffrey I. Sternberg	59	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors

The following is a brief description of the background of our directors and executive officers.

Background Information

Jeffrey I. Sternberg. Mr. Sternberg was appointed as our Executive Vice President and as a member of our Board of Directors in March 2004 and was appointed as our President, Chief Executive Officer, Chief Financial Officer and as a the Chairman of our Board of Directors on July 16, 2004. Since June 2002, Mr. Sternberg has been the managing member of Phoenix Capital Partners, LLC a financial investment company located in Hollywood, Florida. Prior to his acquiring Phoenix Capital Partners, LLC, between August 2002 and November 2002, he worked for Atico International based in South Florida. Atico is a specialty importer of goods. Immediately prior to that time, Mr. Sternberg had worked for seven years as a Senior Vice President at Herbko International, a worldwide manufacturer of general merchandise. Mr. Sternberg spent over two decades working with mass merchandisers, drug chains and specialty stores and consulting with regional and national buyers to distribute goods throughout the United States and Asia. Additionally, Mr. Sternberg served these and other customers by managing their imports and exports of products and arranging for the financing and the manufacturing of a wide variety of retail merchandise.

Craig Press. Mr. Press was appointed to our Board of Directors on July 16, 2004. From 1996 to the present, Mr. Press has been the Vice President and head of operations for Georal International, Corp. and AJR International, Ltd., both located in Whitestone, New York. His responsibilities include the oversight and management of day to day operations of both company’s employees, its sales, marketing, public relations and construction, of all of the company’s products and services. Additionally, he is responsible for the day to day operations of the company’s California facility and its personnel as well. Mr. Press also maintains control of the company’s contacts with federal, state and municipal organizations as well as major real estate, banking and industrial corporations. Mr. Press is also a security consultant for anti-terrorism perimeter security, employee entrance and egress, fire, building and safety codes and negotiates all labor contracts with the New York City unions with which his company interacts.

David Goldberg. Mr. Goldberg was appointed to our Board of Directors on August 12, 2004. Mr. Goldberg devotes substantially all of his time to Championlyte Holdings Inc. (OTC BB: CPLY). Mr. Goldberg was appointed to CPLY’s board of directors on February 11, 2003 and as its President on April 14, 2003. He is also the CEO of Championlyte Beverages, Inc., CPLY’s subsidiary. Mr. Goldberg has approximately fifteen years of sales and marketing experience in the real estate and property management industry. From November 1999 until April 2003, Mr. Goldberg was the Vice President of marketing, sales and distribution for All Star Packaging, a packaging company in the poultry and egg industry. From May 1996 to May 2000,

Mr. Goldberg was property manager and leasing agent of Camco Inc. where he managed and directed all operations of Camco Inc.’s retail industrial portfolio. Mr. Goldberg also oversaw management of various residential communities and ran the company’s daily operations. From August 1995 to May 2000, Mr. Goldberg was also the principal owner of Gold’s Gym Fitness & Health Center in Middletown, New York.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal years ended March 31, 2005, 2004 and 2003, paid to our most highly compensated executive officers.

Summary Compensation Table

	Annual Compensation			Long Term Compensation
				Awards
Name and Principal Position	Year Ending March 31,	Salary	Bonus	Restricted Stock Award(s)	Securities Underlying Options	All Other Compensation

Jeffrey I. Sternberg (1)	2005	$43,750	--	175,000 shares	--	--
President, CEO, CFO	2004	$0	--	--	--	--
and Chairman of the Board of Directors	2003	--	--	--	--	--

Brian Dvorak (2)	2005	$0	--	--	--	--
Former Executive Officer and Director	2004	$0	--	--	--	--
	2003	$0	--	300,000	--	--

_________________________

(1)

Mr. Sternberg was appointed as an Executive Vice President and Director in March 2004. Subsequently, in August 2004, Mr. Sternberg was appointed as President, Chief Executive Officer, and Chief Financial Officer. He received $43,750 as a cash salary in the fiscal year ending March 31, 2005, as well as 1,750,000 shares of our common stock for services rendered as our officer and director. Such shares were subsequently subject to the 10-1 reverse split undertaken by the Company. Additionally, Phoenix Capital Partners, LLC received 75,000 shares of our common stock for consulting services rendered in the fiscal year ending March 31, 2004. Mr. Sternberg is the controlling member of Phoenix Capital Partners, LLC.

(2)

Mr. Dvorak resigned from the positions of President, Chief Executive Officer, Chief Financial Officer and his position on the Board of Directors in July 2004. Mr. Dvorak’s received 300,000 shares of Common Stock valued at $210,000 in lieu of salary in the fiscal year ending March 31, 2003.

Stock Award Plan

On November 29, 2002, the company established a Stock Award Plan to promote the interests of the Company and its Subsidiaries and shareholders by using investment interests in the Company to attract, retain and motivate its key officers, employees, directors, advisors and consultants to encourage and reward their contributions to the long range performance goals of the Company and to link their compensation interests with the long term interests of the Company and its shareholders. The Company had issued 3,900,000 shares of its common stock under the plan as at March 31, 2004. No additional shares were recorded in 2004 or 2005.

Employment Agreements

Mr. Jeffrey Sternberg joined us in March 2004 as Executive Vice President and a member of our Board of Directors. Mr. Sternberg was subsequently appointed the Chief Executive Officer, Chief Financial Officer and the Chairman of our Board of Directors on July 16, 2004. On October 1, 2004, Mr. Sternberg was also appointed as our President. Mr. Sternberg is paid a base salary of $75,000 per year until October 1, 2005 at which time his salary will be increased to $100,000 per year and to $110,000 per year effective October 1, 2006. Mr. Sternberg is also eligible for a cash bonus and a private equity bonus. Mr. Sternberg’s cash bonus is based in part on the Company’s annual net after-tax profit as reported on this Annual Report on Form 10-K. Payment of Mr. Sternberg’s cash bonus is at the discretion of the board of directors. Mr. Sternberg is also entitled to receive 5% of any equity received by the Company resulting from a Company financed investment in a private company. If Mr. Sternberg is terminated for any reason other than for Cause (as defined in his Employment Agreement) on or after April 1, 2004, Mr. Sternberg is entitled to continue receiving his base salary for a period of three months following the date he receives a notice of termination.

Employee Benefit Plan

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL STOCK OWNERSHIP

The following table sets forth, as of July 13, 2005, Common Stock ownership of (1) the directors of the Company, (2) the only persons known to management to be the beneficial owners of more than five percent of the Common Stock of the Company, and (3) the Company’s directors and officers as a group:

		Shares
		Beneficially	Percent
Name and Address	Title of Class	Owned (1)	of Class(1)

Jeffrey I. Sternberg (2) 3450 Park Central Blvd. N. Pompano Beach, FL 33064	Common	250,000	1.30%
Craig Press 3450 Park Central Blvd. N. Pompano Beach, FL 33064	Common	165,951	0.86%
David Goldberg 3450 Park Central Blvd. N. Pompano Beach, FL 33064	Common	165,951	0.86%
Brian Dvorak (3)	Common	562,286	2.92%
Officers and Directors as a Group (3 Persons)	Common	581,902	3.03%

_______________________

(1)

Applicable percentage of ownership is based on 19,225,148 shares of common stock outstanding as of July 13, 2005, together with applicable options for each shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within sixty days of July 11, 2005 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)

Mr. Sternberg received 1,750,000 shares of our common stock for services rendered as our officer and director. Such shares were subsequently subject to the 10-1 reverse split undertaken by the Company in September 2004. Additionally, Phoenix Capital Partners, LLC received 75,000 shares of our common stock for consulting services rendered in the fiscal year ending March 31, 2004. Mr. Sternberg is the controlling member of Phoenix Capital Partners, LLC.

(3)

In July 2004, Mr. Dvorak entered into a resignation agreement and release agreement with the Company pursuant to which he has resigned as President, CEO, CFO, Secretary and Board of Directors of the Company. In addition, pursuant to such agreement, Mr. Dvorak agreed to return 2,475,000 shares of the 7,475,000 shares that he held in the Company. To date the agreement has been entered into but the shares have not been cancelled of record. The total shares outstanding for the Company reflects the cancellation of the 2,475,000 shares (pre 10-1 forward split undertaken in September 2004) although these shares have not been cancelled of record.

(4)

On October 5, 2004, the Company entered a stock purchase agreement with Alpha Capital Aktiengesellschaft to issue a total of 4,000,000 shares of common to be held in escrow as part of a purchase option agreement. Any shares still held in escrow on September 21, 2005 will be returned to the Company. In December 2004, Alpha Capital Aktiengesellschaft purchased 669,950 shares of common stock pursuant to this agreement. The balance of the 3,330,050 shares held in escrow are not included in our total shares outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 16, 2003, the Company issued 300,000 shares of its common stock to its then president, Mr. Brian Dvorak for executive compensation amounting to $210,000.

On June 17, 2003, the Company issued 15,000 shares of its common stock to its then president, Mr. Brian Dvorak for executive compensation amounting to $10,500.

On September 28, 2003, the Company entered into an Engagement Agreement with Knightsbridge Holdings, LLC pursuant to which Knightsbridge would provide certain services to the Company. The Engagement Agreement was amended on September 27, 2004. As consideration for the services rendered by Knightsbridge, the Company is required to pay Knightsbridge a retainer of $7,500 per month, which Knightsbridge may take in the form of registered shares of the Company’s common stock. Additionally, the Company agreed to pay

Knightsbridge, or its assignees, common stock of the Company, upon the closing of a financing transaction, equal to 10.00% of the equity received by the Company in connection with the financing transactions. The shares issuable pursuant to the agreement carry full ratchet anti-dilution protection for Knightsbridge.

In July 2004 the Company reached a settlement with its former director and several consultants for the return of common stock and settlement of amounts owed. The Company received and subsequently cancelled a total of 670,000 shares of common stock from those individuals and recorded a gain of $159,512 of amounts owed to them and a contribution of capital of $595,516.

On August 20, 2004 the Company issued 331,900 shares of common stock to Knightsbridge Holdings, LLC for services rendered pursuant to the terms of an Engagement Agreement between the Company and Knightsbridge Holdings, LLC. Knightsbridge Holdings, LLC subsequently transferred 165,950 shares of common stock to Craig Press and 165,950 shares of common stock to David Goldberg.

We believe that each of the above referenced transactions was made on terms no less favorable to us than could have been obtained from an unaffiliated third party. Furthermore, any future transactions or loans between us and our officers, directors, principal stockholders or affiliates, and any forgiveness of such loans, will be on terms no less favorable to us than could be obtained from an unaffiliated third party, and will be approved by a majority of our directors.

ITEM 14. PRINCIPAL ACCOUNTANTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended March 31, 2005, we were billed approximately $4,500.00 for professional services rendered for the audit of our financial statements. We also were billed approximately $3,000.00 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended March 31, 2005.

Tax Fees

For the Company’s fiscal year ended March 31, 2005, we were billed $-0- for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended March 31, 2005.

ITEM 15. EXHIBITS AND REPORTS ON FORM 8K

(a) Exhibits:

None

(b) Reports of Form 8-K filed in fourth quarter of the fiscal year:

On January 4, 2005, the Company filed an 8K based upon the issuance of a press release regarding its bridge loan with Cinema Ride, Inc.

On January 10, 2005, the Company filed an 8K based upon the issuance of a press release regarding its letter of intent with Global Information Technology, Inc.

On January 25, 2005, the Company filed an 8K based upon the issuance of a press release regarding the corporate development of two of its investment companies, Cinema Ride, Inc. and Networth, Inc.

On February 24, 2005, the Company filed an 8K based upon the issuance of a press release conversion of its convertible note with Cornell Capital Partners, LP to Preferred Stock.

On March 2, 2005, the Company filed an 8K based upon the issuance of a press release regarding the new location of Tix4Tonight, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANTAGE CAPITAL DEVELOPMENT CORP.

By:	/s/ Jeffrey Sternberg	Dated: July 13, 2005
Jeffrey Sternberg,
Chief Executive Officer