Form 10-Q
period 2005-06-30
ADVANTAGE CAPITAL DEVELOPMENT CORP
filed 2005-08-16
CIK 54175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2005.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______to______.

Commission file number 000-16734

ADVANTAGE CAPITAL DEVELOPMENT CORP.

(Exact name of registrant as specified in its charter)

Nevada	87-0217252
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2999 N.E. 191st Street, Penthouse 2, Aventura, Florida	33180
(Address of principal executive offices)	(Zip Code)

(305) 692-1832

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 16, 2005: 19,225,148 shares of common stock.

ADVANTAGE CAPITAL DEVELOPMENT CORP.

FINANCIAL STATEMENTS

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition

Item 3.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ending March 31, 2006. The financial statements are presented on the accrual basis.

ADVANTAGE CAPITAL DEVELOPMENT CORP
Statement of Net Assets

	June 30,	March 31,
	2005	2005
	(Unaudited)	(Audited)
ASSETS:
Loans and investments in portfolio securities
at market or fair value:
Affiliate companies (cost of $1,654,897 and $1,627,477, respectively)	$1,654,867	$1,627,477
Cash	160,484	307,391
Interest receivable	57,471	27,618
Deferred financing costs	370,000	370,000

Total Assets	2,242,822	2,332,486

LIABILITIES:
Accounts payable	51,830	36,978
Accrued expenses	204,270	152,668

Total Liabilities	256,100	189,646

NET ASSETS
Preferred stock, $.001 par value; 100,000,000 authorized,
14,231,510 and 14,981,5100 issued and outstanding, respectively	1,423,151	1,498,151
Common stock, $.001 par value, 5,000,000,000
shares authorized 18,975,148 shares and 15,437,648
issued and outstanding, respectively	18,975	15,438
Additional paid-in capital	13,044,949	12,240,236
Accumulated deficit	(12,500,354)	(11,610,985)

Net Assets	$1,986,721	$2,142,840

Net assets per share	$0.10	$0.14

See notes to unaudited financial statements

ADVANTAGE CAPITAL DEVELOPMENT CORP
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	June 30,
	2005	2004

REVENUES:
Interest income	$53,238	$-

Total Revenue	53,238	-

COST AND EXPENSES:

General and administrative	23,227	-
Consulting	759,650	-
Salaries	25,000	-
Legal and professional	50,820	-
Management fees	22,500	-
Interest expense	18,185	-
Penalties	60,000	-

Total operating expenses	959,382	-

	(906,144)	-

Net realized appreciation on Investment transactions	16,775	-

Net (decrease) in net assets
resulting from operations and before
cumulative effect of change in accounting
principles	(889,369)	-

Cumulative effect of change in accounting
principles	-	285,552

Net (decrease) in net assets
resulting from operations after
cumulative effect of change in accounting
principles	$(889,369)	$(285,552)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - basic and diluted	13,065,792	5,872,471

NET LOSS PER SHARE - basic and diluted before
cumulative effect of change in accounting
principles	$(0.07)	$-

Cumulative effect of change in accounting
principles	$-	$(0.05)

NET LOSS PER SHARE - basic and diluted after
cumulative effect of change in accounting
principles	$(0.07)	$(0.05)

See notes to unaudited financial statements

ADVANTAGE CAPITAL DEVELOPMENT CORP
Schedule of Investments

Balance March 31, 2005 (Audited)

		Percentage of		Fair
Company	Description of Business	Investments	Cost	Market value	Affiliation

Debt
Global IT Holdings	IT Staffing	38%	615,000	615,000	None
College Partners	Education	3%	50,000	50,000	None
Cinema Ride, Inc.	Entertainment	33%	530,000	530,000	None
Colmena Corp	Software	24%	400,000	400,000	None
		98%	1,595,000	1,595,000
Equity
Global IT Holdings	IT Staffing	--	--	--
Americana Publishing	Books	1%	14,867	19,867	None
Global Triad, Inc.	Communication	1%	9,152	12,610	None
		2%	24,019	32,477

		100%	1,619,019	1,627,477

Balance June 30, 2005 (Unaudited)

		Percentage of		Fair
Company	Description of Business	Investments	Cost	Market value	Affiliation

Debt
Global IT Holdings	IT Staffing	40%	665,000	665,000	None
College Partners	Education	3%	50,000	50,000	None
Cinema Ride, Inc.	Entertainment	32%	530,000	530,000	None
Americana Publishing	Books	1%	9,867	9,867	None
Colmena Corp	Software	24%	400,000	400,000	None
		100%	1,654,867	1,654,867
Equity
Global IT Holdings	IT Staffing	--	--	--	None
		0%	--	--

		100%	1,654,867	1,654,867

See notes to unaudited financial statements

ADVANTAGE CAPITAL DEVELOPMENT CORP.
STATEMENT OF CHANGES IN NET ASSETS
(Unaudited)

	For the Three Months Ended
	June 30,
	2005	2004

Decrease in net assets from operations
Investment loss - net	$(906,144)	$-

Cumulative effect of change in accounting principles	-	(285,552)

Net change in realized appreciation
on investments	16,775

Net decrease in net assets resulting
from operations	(889,369)	(285,552)
	-
Capital Share Transactions	733,250	1,609,645

Total Increase (Decrease)	(156,119)	1,324,093

Beginning of the Period	2,142,840	(867,732)

End of the Period	$1,986,721	$456,361

See notes to unaudited financial statements

ADVANTAGE CAPITAL DEVELOPMENT CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three-month period ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ended March 31, 2006. The interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Company’s Annual Report on Form 10-K for the year-ended March 31, 2005.

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

Cumulative Effect of Change in Accounting Principle

On August 12, 2004, Advantage’s Board of Directors voted to be regulated pursuant to Section 54 of the Investment Act. As such, all expenses incurred prior to August 12, 2004 have been reclassified to Cumulative Effect of Change in Accounting Principle in the accompanying Statement of Operations.

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

Stock Based Compensation

The Company issues shares of common stock to non-employees as stock based compensation. The Company accounts for the Services using the fair market value of the services rendered. For the three months ended June 30, 2005 the Company issued 3,225,000 shares of common stock and recorded compensation expense of $758,250 in connection with the issuance of these shares.

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

Based on the previous methodology, the Company determined that the Company valued all its debt investments at cost and common stock at fair market value as of June 30, 2005.

3.	Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, if granted, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No. 123(R) is effective as to the Company as of the beginning of the Company’s 2006 fiscal year. The Company is currently evaluating its position and will make its determination to account for stock-based compensation costs either prospectively or retroactively at the time of adoption. The adoption of SFAS 123(R) is expected to have a material effect on the Company’s results of operations.

In December 2004, the FASB issued SFAS No. 153, an amendment of APB Opinion No. 29 “Exchanges of Nonmonetary Assets”. SFAS No. 153 amends APB Opinion No. 29 by eliminating the exception under APB No. 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material effect on the Company’s financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, an amendment to Accounting Research Bulletin No. 43 chapter 4 “Inventory Costs”. SFAS No. 151 requires that abnormal costs of idle facility expenses, freight, handling costs and wasted material (spoilage) be recognized as current-period charges. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. Adoption of SFAS No. 151 is not expected to have a material impact on the Company’s results of operations or financial position.

4. Financial Highlights

For the Three Months Ending June 30, 2005

Per Share Operating Performance:
Net asset value beginning of period	$.14

Loss from investment operations
Net investment loss	(0.07)
Total from investment operations	0.07

Sale of Stock	0.03

Net asset value, June 30, 2005	$ 0.10

Total Return	(39%)

Ratios as a Percent of Average Net Assets:
Expenses	43%
Net investment loss	40%

5. Investments

In August 2004, the Company entered into a Business Development Agreement with Global IT Holdings, Inc. (“Global”), a New York-based holding company created to acquire targeted internet technology (IT) staffing firms. The Company received a twenty one percent (21%) stake in Global common stock, in exchange for its commitment to provide business development services to Global. The Company invested $500,000 through a collateralized senior debenture. The note bears interest at six and one-half percent (6.5%) and matures on December 31, 2004. The Company advanced Global an additional total of $155,000 with similar terms as above with an interest rate of 10%. In February 2005, the Company extended the due date of its Series A 6.5% $500,000 note with Global IT Holdings, Inc. until August 31,2005. In April, 2005 the Company advanced Global an additional $50,000 with similar terms as above with an interest rate of 10%, For the three months ended June 30, 2005 the Company recognized interest income of $10,465 associated with these debentures.

In October 2004 the Company entered into a promissory note and security agreement in the amount of $50,000 with a company. The note bears interest at a rate of 10% per annum. The third party has agreed that the return on the note will be 25% and will have 90 days from the date of the note repayment to pay the difference. For the three months ended June 30, 2005 the Company recognized $1,247 of interest income associated with this promissory note.

In October 2004, the Company purchased a convertible debenture of American Publishing, Inc. from an unrelated third party in the amount of $18,259. The debenture is convertible into $36,518 of common stock upon demand by the Company. During the year ended March 31, 2005 the Company converted a total of $8,392 into common stock.

In November 2004 the Company purchased a $200,000 8% secured convertible debenture from Colmena Corp. (“Colmena”). The note plus accrued interest is convertible into common stock at (a) an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company’s Common Stock, for the thirty (30) trading days immediately preceding the conversion rate. The Company also received 40,000 common stock warrants at a price of $.30 per share. The warrants expire 2 years for the date of the convertible note. The Company has not assigned any value to these warrants as they were issued at above market value of the common stock on the date of issuance. In March 2005 the Company purchased an additional $200,000 of 8% secured convertible debenture of Colmena Corp from an unrelated third party. Colmena is currently in default on filing its registration and is subject to a 2% per month penalty. For the three months ended June 30, 2005 the Company recognized income from penalties of $24,000 and interest income of $15,399 associated with these secured debentures.

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

In January 2005 the Company purchased an additional $280,000 of 5% convertible debenture from Cinema Ride, Inc.(“Cinema Ride”). The debenture is due 9 months from the date of issuance. The note plus accrued interest is convertible into common stock at (a) an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company’s Common Stock, for the five (5) trading days immediately preceding the conversion rate. The Company also received 40,000 common stock warrants at a price of $.25 per share. The warrants expire 3 years for the date of the convertible note. The Company has not assigned any value to these warrants as they were issued at above market value of the common stock on the date of issuance. For the three months ended June 30, 2005 the Company recognized interest income of $6,607 associated with these convertible debentures.

For the three months ended June 30, 2005 the Company purchased an additional $40,750 of common stock of Global Triad, Inc. (“Global Triad”). The Company sold a total of $68,988 of the common stock for the three months ended June 30, 2005. For the three months ended June 30, 2005 the Company recognized gains of $16,775 associated with sale of sale of these securities.

6. INTEREST RECEIVABLE

Interest receivable of $57,471 consist of amounts owed to the Company from its investments in various debt instruments.

7. DEFERRED FINANCING COSTS

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

8. PREFERRED STOCK

On August 25, 2004, the Company issued $1,000,000 in convertible debentures to Cornell Capital. These debentures are convertible into shares of our Common Stock at the price per share price equal to the volume weighted average price of the Common Stock as listed on Pink Sheets or OTC Bulletin Board (or Nasdaq SmallCap Market or American Stock Exchange), as quoted by Bloomberg L.P. during the three (3) trading days immediately preceding the conversion date. These convertible debentures bear interest at 5% and are convertible at the holder’s option. These convertible debentures have a term of three years and may be redeemed, at our option at a 20% premium. The Company was obligated to pay a $100,000 financing fee to Cornell for the note. The financing fees were being amortized over the life of the note. The Company was amortizing the beneficial conversion expense of $157,333 over the life of the note. In February, 2005 the Company converted the debenture and accrued interest of $23,151 into 10,231,510 shares of the Company’s preferred. The un-amortized expenses of $202,513 were reclassified to additional paid in capital at the time of the conversion. The Company was obligated to file a SB-2 registration statement within 30 days of the initial funding or pay a 2% penalty per month. The Company has recorded additional penalties of $60,000 for the three months ended June 30, 2005. As of June 30, 2005, the Company owed a total of $155,000.

In March 2005, the Company sold an additional 4,750,000 shares of preferred stock valued at $475,000 to Montgomery Equity Partners, LTD, for proceeds of $200,000, assignment of a note receivable in Colmena Corp. of $200,000, accrued interest of $4,339 and fees of $70,661.

During the months ended June 30, 2005, Montgomery Equity Partners, LTD redeemed 750,000 shares of its Preferred Stock for proceeds of $75,000. The Company also paid an additional $25,000 in accrued penalties it owed on the Preferred Stock.

	Preferred Stock		Amount
	2005	2004	2005	2004

Balance beginning of year	14,981,510	-	$1,498,151	$-
Shares redeemed	(750,000)		(75,000)	-

Balance June 30, 2005	14,231,510	-	$1,423,151	$-

9. COMMON STOCK

During the three months ended June 30, 2005, the Company issued a total of 3,225,000 shares of common stock valued at $758,250 for consulting fees.

During the three months ended June 30, 2005 the Company sold a total of 312,500 shares of common stock for proceeds of $50,000.

10	LEGAL PROCEEDINGS

On October 12, 2004, the Company was served with a Third Party Complaint by American Motorists Insurance Company in victory Village Limited III v. Builders Control Services Company, Inc. and American Motorist Insurance Company ("AMIC"), District Court, Clark County, Nevada. The Complaint is based on alleged bond made by the Company to American Motorist in 1995. The Company has retained the law firm of Smith Larsen & Wixom in Nevada and subsequently filed an answer to this complaint.

The complaint is based on an agreement signed by the Company that required the Company to indemnify the issuer of a bond in which a wholly owned subsidiary of the Company was a principle. The bond was issued in connection with a real estate transaction that began in 1995. The events that led to the default on the bond occurred between the years of 1995 and 2004.

According to the complaint, the Company, while known as C.E.C. Industries Corp. and controlled by a prior management, agreed to indemnify the issuer of the bond for all claims arising against the bond. The Company could potentially be held liable for damages under the complaint plus any amounts the bond issuer expends in defending the claims arising against this bond. This case will be tried by jury, beginning approximately in March, 2006.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-Q, are forward-looking statements. In addition, when used in this document, the words "anticipate," "estimate," "project" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to certain risks, uncertainties and assumptions including risks relating to our limited operating history and operations losses; significant capital requirements; development of markets required for successful performance by the Company as well as other risks described in the Company's Annual Report on Form 10-KSB as well as in this report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although the Company believes that the expectations we include in such forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct.

The accompanying financial statements have been prepared in accordance with Generally accepted accounting principles for interim financial information and with instructions of Form 10-Q. Accordingly, they do not include all of the Information and footnotes required by generally accepted accounting principles For complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months period ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ended March 31, 2006. The interim financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Annual Report on Form 10KSB for the year- ended March 31, 2005.

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

Interest income was $53,238 for the three months ended June 30, 2005. The Company typically charges interest at a rate of between 5% to 10% on convertible notes it purchases. The Company may also receive warrants as part of the financing. No value has been recorded for these warrants until they are exercised.

General and administrative expenses were $23,227 for the three months ended June 30, 2005. Consulting was $759,650 for the three months ended June 30, 2005, of which $758,250 was paid by the issuance of 3,225,000 shares of common stock. This was mainly attributable to the change in management of the Company and an election to become a business development corporation. Legal and professional fees were $50,820 for the three months ended June 30, 2005; this was a result of the Company becoming a Business Development corporation. Management fees were $22,500 for the three months ended June 30, 2005. The Company utilizes an unrelated third party for business development services.

Interest expense for three months ended June 30, 2005 was $18,185. This is direct result of the Company's financing through $1,448,151, 5% preferred stock.

Penalties expense was $60,000 for the three months ended June 30, 2005. The Company was obligated to file a SB-2 registration statement within 30 days of the initial funding of it convertible debenture or pay a 2% penalty per month. The Company has accrued penalties of $155,000 as of June 30, 2005.

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

On November 30, 2003, we entered into an Acquisition and Financing Agreement with PayCard Solutions, Inc., pursuant to which our subsidiary, Paycard Unlimited, Inc. purchased all of the outstanding shares of PayCard in consideration for the issuance of 3,000,000 CEC shares to the PayCard shareholders and 200 shares or twenty (20%) percent of the Subsidiary’s outstanding shares, whichever is greater. Pursuant to the Agreement, we agreed to lend a total of $250,000 to PayCard for a term of one year with eight (8%) interest which shall be secured by Paycard. A total of $250,000 was loaned to PayCard pursuant to this agreement through loan secured by CEC and of such amount a total of $53,150 was provided by an independent entity.

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

On September 20, 2004, we filed a Form 1E Notification under Regulation E of the Securities Act of 1933 to raise up to $5,000,000 in a Regulation E offering. The Shares were offered by the officers and directors of the Company on a best efforts basis with no minimum. The offering price may change during this offering, at the discretion of the Board of Directors based on terms that can be negotiated, but not will not be less than $0.001 per share nor more than $2.00 per share. The Company has not engaged any broker/dealers licensed by the National Association of Securities Dealers, Inc. for the sale of these shares and has no intention to do so. To date the Company has raised almost $700,000 in this offering.

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

Forward-Looking Statements

This Amendment No. 3 to Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Amendment No. 3 to Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company’s business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On October 12, 2004, the Company was served with a Third Party Complaint by American Motorists Insurance Company in victory Village Limited III v. Builders Control Services Company, Inc. and American Motorist Insurance Company ("AMIC"), District Court, Clark County, Nevada. The Complaint is based on alleged bond made by the Company to American Motorist in 1995. The Company has retained the law firm of Smith Larsen & Wixom in Nevada and subsequently filed an answer to this complaint.

The complaint is based on an agreement signed by the Company that required the Company to indemnify the issuer of a bond in which a wholly owned subsidiary of the Company was a principle. The bond was issued in connection with a real estate transaction that began in 1995. The events that led to the default on the bond occurred between the years of 1995 and 2004.

According to the complaint, the Company, while known as C.E.C. Industries Corp. and controlled by a prior management, agreed to indemnify the issuer of the bond for all claims arising against the bond. The Company could potentially be held liable for damages under the complaint plus any amounts the bond issuer expends in defending the claims arising against this bond. This case will be tried by jury, beginning approximately in March, 2006.

In a letter from the Securities and Exchange Commission (“SEC” or “Commission”) dated June 17, 2005, management learned that due to certain actions taken by previous management some seven years ago and the subsequent settlement with the Commission relating to those activities, we might not be eligible to rely on the exemption offered in Regulation E for the offering that we initiated in October 2004. Section 230.602(b)(4) of Regulation E prohibits any issuer from relying on Regulation E as an exemption for its securities if the issuer is subject to an injunction or restraining order within five years prior to the filing of notification with the Commission that the Company intends to elect to be regulated as a business development company. An injunction was implemented against the Company by the United States District Court of Columbia based on actions that occurred by previous management in 1996 and 1997 as set forth in SEC Litigation Release No. 17139 (the “Release”) dated September 19, 2001. The Company subsequently filed our Notification of Election to be regulated as a business development company on August 20, 2004. Current management was not aware of any facts that would have precluded reliance on the exemption from registration promulgated under Regulation E with respect to our offering commenced October 1, 2004. Specifically, management of the Company was not aware of the injunction against the Company dated September 19, 2001. Accordingly, the Company, in good faith, relied upon such exemption. After being made aware of such facts that would preclude the Company from reliance upon such exemption in the SEC letter dated June 17, 2005, we immediately ceased the offering. The Company has offered a right of rescission to all investors who purchased securities in the Regulation E offering in consideration for, generally, their investment price plus interest.

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

Reports of Form 8-K

An 8-K was filed on April 12, 2005 disclosing that the Company issued a press release announcing that one of its portfolio companies, Global IT Holdings Inc., has signed a letter of intent to merge with High Road International, Inc.

An 8-K was filed on June 20, 2005 disclosing that the Company issued a press release announcing that one of its portfolio companies, Global IT Holdings Inc., has completed its merger with High Road International, Inc.

An 8-K was filed on July 20, 2005 disclosing that the Company issued a press release announcing that one of its portfolio companies, NetWorth Technologies, Inc., entered into an Agreement and Plan of Merger with Solution Technology International, Inc. (“STI”‘) and STI Acquisition Corp.

An 8-K was filed on July 22, 2005 disclosing that the Company issued a press release announcing that one of its portfolio companies, Global IT Holdings Inc., is aggressively pursuing an acquisition strategy.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANTAGE CAPITAL DEVELOPMENT CORP.

By: /s/ Jeffrey Sternberg	Dated: August 16, 2005
Jeffrey Sternberg, President