Form 10-Q
period 2005-09-30
ADVANTAGE CAPITAL DEVELOPMENT CORP
filed 2005-11-21
CIK 54175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2005.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______to______.

Commission file number 000-16734

ADVANTAGE CAPITAL DEVELOPMENT CORP.

(Exact name of registrant as specified in its charter)

Nevada	87-0217252
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

19066 N.E. 29th Avenue, Aventura, Florida	33180
(Address of principal executive offices)	(Zip Code)

(305) 749-1186

(Registrant’s telephone number, including area code)

2999 N.E. 191st Street, Penthouse 2,
Aventura, Florida 33180
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 21, 2005, 20,450,148 shares of common stock.

ADVANTAGE CAPITAL DEVELOPMENT CORP.

FINANCIAL STATEMENTS

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ending March 31, 2006. The financial statements are presented on the accrual basis.

ADVANTAGE CAPITAL DEVELOPMENT CORP
Statement of Net Assets

	September 30,	March 31,
	2005	2005
	(Unaudited)	(Audited)
ASSETS:
Loans and investments in portfolio securities
at market or fair value:
Affiliate companies (cost of $1,511,818 and $1,627,477, respectively)	$1,510,835	$1,627,477
Cash	345,752	307,391
Interest receivable	129,129	27,618
Deferred financing costs	370,000	370,000

Total Assets	2,355,716	2,332,486

LIABILITIES:
Accounts payable	33,568	36,978
Accrued expenses	270,377	152,668

Total Liabilities	303,945	189,646

NET ASSETS
Preferred stock, $.001 par value; 100,000,000 authorized,
14,231,510 and 14,981,5100 issued and outstanding, respectively	1,423,151	1,498,151
Common stock, $.001 par value; 5,000,000,000
shares authorized 20,450,148 shares and 15,437,648
issued and outstanding, respectively	20,450	15,438
Additional paid-in capital	13,259,724	12,240,236
Unrealized loss on marketable securities	(983)	-
Accumulated deficit	(12,650,571)	(11,610,985)

Net Assets	$2,051,771	$2,142,840

Net assets per share	$0.10	$0.14

See notes to unaudited financial statements

ADVANTAGE CAPITAL DEVELOPMENT CORP
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	September 30,		September 30,
	2005	2004	2005	2004

REVENUES:
Capital raising fees	$10,635	$50,000	$10,635	$50,000
Factoring fees	6,089		6,089
Interest income	89,801	3,313	143,039	3,313

Total Revenue	106,525	53,313	159,763	53,313

COST AND EXPENSES:

General and administrative	27,674	19,428	50,901	19,428
Consulting	42,350	-	802,000	-
Salaries	38,758	-	63,758	-
Legal and professional	48,009	18,554	98,829	18,554
Management fees	22,500	31,294	45,000	31,294
Interest expense	13,137	16,056	35,637	16,056
Beneficial conversion	-	157,333	-	157,333
Penalties	60,000	-	120,000	-

Total operating expenses	256,743	242,665	1,216,125	242,665

	(150,218)	(189,352)	(1,056,362)	(189,352)

Net realized appreciation on Investment transactions	-	-	16,775	-

Net (decrease) in net assets
resulting from operations and before
cumulative effect of change in accounting
principles	(150,218)	(189,352)	(1,039,587)	(189,352)

Cumulative effect of change in accounting
principles	-	-	-	(242,465)

Net (decrease) in net assets
resulting from operations after
cumulative effect of change in accounting
principles	$(150,218)	$(189,352)	$(1,039,587)	$(431,817)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - basic and diluted	13,065,792	6,976,724	13,065,792	6,255,548

NET LOSS PER SHARE - basic and diluted before
cumulative effect of change in accounting
principles	$(0.01)	$(0.03)	$(0.01)	$(0.03)

Cumulative effect of change in accounting
principles	$-	$-	$-	$(0.04)

NET LOSS PER SHARE - basic and diluted after
cumulative effect of change in accounting
principles	$(0.01)	$(0.03)	$(0.01)	$(0.07)

See notes to unaudited financial statements

ADVANTAGE CAPITAL DEVELOPMENT CORP
Schedule of Investments

Balance March 31, 2005 (Audited)

		Percentage of		Fair
Company	Description of Business	Investments	Cost	Market value	Affiliation

Investments equal 76% of net assets

Debt
Global IT Holdings	IT Staffing	38%	615,000	615,000	None
College Partners	Education	3%	50,000	50,000	None
Cinema Ride, Inc.	Entertainment	33%	530,000	530,000	None
Colmena Corp	Software	25%	400,000	400,000	None
		98%	1,595,000	1,595,000
Equity
Global IT Holdings	IT Staffing
Americana Publishing	Books	1%	14,867	19,867	None
Global Triad, Inc.	Communication	1%	9,152	12,610	None
		2%	24,019	32,477

		100%	1,619,019	1,627,477

Balance September 30, 2005 (Unaudited)

		Percentage of		Fair
Company	Description of Business	Investments	Cost	Market value	Affiliation

Investments equal 74% of net assets

Debt
Global IT Holdings	IT Staffing	27%	415,000	415,000	None
College Partners	Education	3%	50,000	50,000	None
Cinema Ride, Inc.	Entertainment	35%	530,000	530,000	None
Americana Publishing	Books	1%	9,867	9,867	None
Cargo Connection	Transportation	3%	43,500	43,500	None
Colmena Corp	Software	26%	400,000	400,000	None
		96%	1,448,367	1,448,367
Equity
Cargo Connection	Transportation	0%	6,500	5,517	None
Global IT Holdings	IT Staffing	0%	-	-	None
		0%	6,500	5,517

Factoring
CES International, Inc		4%	56,951	56,951	None

		100%	1,511,818	1,510,835

See notes to unaudited financial statements

ADVANTAGE CAPITAL DEVELOPMENT CORP.
STATEMENT OF CHANGES IN NET ASSETS
(Unaudited)

	For the Six Months Ended
	September 30,
	2005	2004

Decrease in net assets from operations
Investment loss - net	$(1,056,362)	$(189,352)

Beneficial conversion feature	-	153,333

Net change in realized appreciation
on investments	16,775	-

Net decrease in net assets resulting
from operations	(1,039,587)	(36,019)
	-
Unrealized Loss on investments	(982)
Capital Share Transactions	949,500	612,772

Total Increase / (Decrease)	(91,069)	576,753

Beginning of the year	2,142,840	-

End of Year	$2,051,771	$576,753

See notes to unaudited financial statements

ADVANTAGE CAPITAL DEVELOPMENT CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six-month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ended March 31, 2006. The interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Company’s Annual Report on Form 10-K for the year-ended March 31, 2005.

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

Stock Based Compensation

The Company issues shares of common stock to non-employees as stock based compensation. The Company accounts for the services using the fair market value of the services rendered. For the three and six months ended September 30, 2005 the Company issued 250,000 and 3,475,000 shares of common stock and recorded compensation expense of $ 43,750 and $802,000 in connection with the issuance of these shares.

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

Based on the previous methodology, the Company determined that the Company valued all its debt investments at cost and common stock at fair market value as of September 30, 2005.

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

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Correction” - a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections made in fiscal years beginning after December 31, 2005.

4. Financial Highlights

For the six Months Ending September 30, 2005

Per Share Operating Performance:
Net asset value beginning of period	$.14.

Loss from investment operations
Net investment loss	(.01)
Total from investment operations	0.13

Sale of Stock	(.03)

Net asset value, September 30, 2005	$ 0.10

Total Return	(28%)

Ratios as a Percent of Average Net Assets:
Expenses	59%
Net investment loss	50%

5. Investments

In August 2004, the Company entered into a Business Development Agreement with Global IT Holdings, Inc. (“Global”), a New York-based holding company created to acquire targeted internet technology (IT) staffing firms. The Company received a twenty one percent (21%) stake in Global common stock, in exchange for its commitment to provide business development services to Global. The Company invested $500,000 through a collateralized senior debenture. The note bears interest at six and one-half percent (6.5%) and matures on December 31, 2004. The Company advanced Global an additional total of $165,000 with similar terms as above with an interest rate of 10%. In February 2005, the Company extended the due date of its Series A 6.5% notes with Global IT Holdings, Inc. until March 31, ,2006., For the three and six months ended September 30, 2005 the Company recognized interest income of $6,530 and $19,996 associated with these debentures. In July, 2005 the Company received a repayment of $250,000 of principal.

In October 2004 the Company entered into a promissory note and security agreement in the amount of $50,000 with a company. The note bears interest at a rate of 10% per annum. The third party has agreed that the return on the note will be 25% and will have 90 days from the date of the note repayment to pay the difference. For the three and six months ended September 30, 2005 the Company recognized $1,260 and $2,507 of interest income associated with this promissory note.

In October 2004, the Company purchased a convertible debenture of American Publishing, Inc. from an unrelated third party in the amount of $18,259. The debenture is convertible into $36,518 of common stock upon demand by the Company. During the year ended March 31, 2005 the Company converted a total of $8,392 into common stock.

In November 2004 the Company purchased a $200,000 8% secured convertible debenture from Colmena Corp. (“Colmena”). The note plus accrued interest is convertible into common stock at (a) an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company’s Common Stock, for the thirty (30) trading days immediately preceding the conversion rate. The Company also received 40,000 common stock warrants at a price of $.30 per share. The warrants expire 2 years for the date of the convertible note. The Company has not assigned any value to these warrants as they were issued at above market value of the common stock on the date of issuance. In March 2005 the Company purchased an additional $200,000 of 8% secured convertible debenture of Colmena Corp from an unrelated third party. Colmena is currently in default on filing its registration and is subject to a 2% per month penalty. For the three and six months ended September 30, 2005 the Company recognized income from penalties of $24,000 and $48,0000 and interest income of $8,066 and $16,045 associated with these secured debentures.

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

In January 2005 the Company purchased an additional $280,000 of 5% convertible debenture from Cinema Ride, Inc.(“Cinema Ride”). The debenture is due 9 months from the date of issuance. The note plus accrued interest is convertible into common stock at (a) an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company’s Common Stock, for the five (5) trading days immediately preceding the conversion rate. The Company also received 40,000 common stock warrants at a price of $.25 per share. The warrants expire 3 years for the date of the convertible note. The Company has not assigned any value to these warrants as they were issued at above market value of the common stock on the date of issuance. For the three and six months ended September 30, 2005 the Company recognized interest income of $6,680 and $13,286 associated with these convertible debentures.

Cinema Ride defaulted on the Secured Note issued to the Company in the principal amount of $530,000 for failing to have its registration statement declared effective by the specified Filing Date according to the terms of the Note. The Company rescinded such default and entered into a settlement with Cinema Ride to cure the liquidated damages owed to Advantage Capital. The terms of the Agreement consisted of three equal installments of $10,600.00, payable on the 18th day of each month beginning October 18, 2005 and ending December 18, 2005 (“Payment Plan”). The Company further agreed to extend the date on which Borrower must have its registration statement declared effective by the United States Securities and Exchange Commission to November 30, 2005. If the Borrower’s registration statement is declared effective by November 30, 2005, the Company agreed to forgo the October and November payments due from the Borrower according to the Payment Plan. If the Borrower’s registration statement is not declared effective by November 30, 2005, the Default shall be reinstated and all amounts due and owing to the Company shall immediately become payable. As of September 30, 2005 the Company recognized $31,800 in financing revenue as a result of those penalties.

For the six months ended September 30, 2005 the Company purchased an additional $40,750 of common stock of Global Triad, Inc. (“Global Triad”). The Company sold a total of $68,988 of the common stock for the six months ended September 30, 2005. For the six months ended September 30, 2005 the Company recognized gains of $16,775 associated with sale of sale of these securities.

In July 2005, the Company entered into a 30 day promissory note and security agreement in the amount of $30,000 with a company. The note bears interest at a rate of 18% per annum. The note was repaid in September 2005. The Company received a total of $39,000 which included legal fees, capital raising fees and interest.

In September 2005, the Company purchased a convertible debenture of Cargo Connection, Inc. from an unrelated third party in the amount of $50,000. The debenture is convertible into common stock upon demand by the Company at a 80% of the average 3 lowest closing bid prices over the five days prior to conversion. During the six months ended September 30, 2005 the Company converted a total of $6,500 into 546,218 shares of common stock. As of September 30, 2005 the Company had not sold any of these securities.

6. Factoring Agreement

The Company extended a six month Factoring Agreement (the “Agreement”) to CES International, Inc. (“CES”) in September 2005. Under the Agreement, the Company agreed to provide weekly advances to CES at 75% of the face value of specific approved customers for all closing dates occurring in the month of September 2005 up to a maximum of $300,000, with a monthly minimum of $50,000 based on a rolling three-month average. The Company agreed to provide advances to CES at 85% of the face value of the purchased invoices for all closing dates occurring in the month of October 2005, and 90% of all purchased invoices thereafter. The Company received a facility fee of 1% on the total committed factoring facility, which was paid at closing. Pursuant to the terms of the Agreement, CES issued to the Company a Warrant to purchase Two Hundred and Fifty Thousand (250,000) shares of CES’s Common Stock (the “Warrant Shares”) for a period of five (5) years at the exercise price of $0.001 per share. The Warrant Shares shall have “piggy-back” and demand registration rights. At September 30, 2005, the Company has advanced $60,000 to CES and the balance due to the Company was $56,950. The factor agreement is secured by a lien on all of CES’s tangible assets.

The Company income of $6,080 for the three and nine months ended September 30, 2005 related to this factoring agreement.

7. INTEREST RECEIVABLE

Interest receivable of $129,129 consist of amounts owed to the Company from its investments in various debt instruments.

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

9. PREFERRED STOCK

On August 25, 2004, the Company issued $1,000,000 in convertible debentures to Cornell Capital. These debentures are convertible into shares of our Common Stock at the price per share price equal to the volume weighted average price of the Common Stock as listed on Pink Sheets or OTC Bulletin Board (or Nasdaq SmallCap Market or American Stock Exchange), as quoted by Bloomberg L.P. during the three (3) trading days immediately preceding the conversion date. These convertible debentures bear interest at 5% and are convertible at the holder’s option. These convertible debentures have a term of three years and may be redeemed, at our option at a 20% premium. The Company was obligated to pay a $100,000 financing fee to Cornell for the note. The financing fees were being amortized over the life of the note. The Company was amortizing the beneficial conversion expense of $157,333 over the life of the note. In February, 2005 the Company converted the debenture and accrued interest of $23,151 into 10,231,510 shares of the Company’s preferred. The un-amortized expenses of $202,513 were reclassified to additional paid in capital at the time of the conversion. The Company was obligated to file a SB-2 registration statement within 30 days of the initial funding or pay a 2% penalty per month. The Company has recorded additional penalties of $60,000 and $120,000 for the three and six months ended September 30, 2005. As of September 30, 2005, the Company owed a total of $192,500. In August 2005, the Company issued a total of 225,000 shares of common stock as payment for $22,500 of accrued penalties.

In March 2005, the Company sold an additional 4,750,000 shares of preferred stock valued at $475,000 to Montgomery Equity Partners, LTD, for proceeds of $200,000, assignment of a note receivable in Colmena Corp. of $200,000, accrued interest of $4,339 and fees of $70,661.

During the six months ended September 30, 2005, Montgomery Equity Partners, LTD redeemed 750,000 shares of its Preferred Stock for proceeds of $75,000. The Company also paid an additional $25,000 in accrued penalties it owed on the Preferred Stock.

	Preferred Stock		Amount
	2005	2004	2005	2004

Balance beginning of year	14,981,511	-	$1,498,151	$-
Shares redeemed	(750,000)		(75,000)	-

Balance September 30, 2005	14,231,511	-	$1,423,151	$-

10. COMMON STOCK

Capital Share Transactions

As of September 30, 2005, 5,000,000,000 shares of $.001 par value capital stock were authorized.

Transactions in capital stock were as follows:

	Common Stock		Amount
	2005	2004	2005	2004

Balance beginning of period	15,437,648	5,534,372	$12,255,674	$9,788,625
Shares sold	1,312,500	3,658,669	200,000	548,799
Shares issued for accrued expenses	225,000		22,500	-
Shares issued for services	3,475,000	500,000	802,000	13,500

Balance September 30, 2005	20,450,148	9,693,041	$13,280,174	$9,802,125

10	LEGAL PROCEEDINGS

On October 12, 2004, the Company was served with a Third Party Complaint by American Motorists Insurance Company in victory Village Limited III v. Builders Control Services Company, Inc. and American Motorist Insurance Company (“AMIC”), District Court, Clark County, Nevada. The Complaint is based on alleged bond made by the Company to American Motorist in 1995. The Company has retained the law firm of Smith Larsen & Wixom in Nevada and subsequently filed an answer to this complaint.

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

In a letter from the Securities and Exchange Commission (“SEC” or “Commission”) dated June 17, 2005, management learned that due to certain actions taken by previous management some seven years ago and the subsequent settlement with the Commission relating to those activities, we might not be eligible to rely on the exemption offered in Regulation E for the offering that we initiated in October 2004. Section 230.602(b)(4) of Regulation E prohibits any issuer from relying on Regulation E as an exemption for its securities if the issuer is subject to an injunction or restraining order within five years prior to the filing of notification with the Commission that the Company intends to elect to be regulated as a business development company. An injunction was implemented against the Company by the United States District Court of Columbia based on actions that occurred by previous management in 1996 and 1997 as set forth in SEC Litigation Release No. 17139 (the “Release”) dated September 19, 2001. The Company subsequently filed our Notification of Election to be regulated as a business development company on August 20, 2004. Current management was not aware of any facts that would have precluded reliance on the exemption from registration promulgated under Regulation E with respect to our offering commenced October 1, 2004. Specifically, management of the Company was not aware of the injunction against the Company dated September 19, 2001. Accordingly, the Company, in good faith, relied upon such exemption. After being made aware of such facts that would preclude the Company from reliance upon such exemption in the SEC letter dated June 17, 2005, we immediately ceased the offering. The Company has offered a right of rescission to all investors who purchased securities in the Regulation E offering in consideration for, generally, their investment price plus interest. As of September 30, 2005 three investors with a total of 550,082 shares of common stock with a value of $82,512 have requested there investment returned.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-Q, are forward-looking statements. In addition, when used in this document, the words “anticipate,” “estimate,” “project” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to certain risks, uncertainties and assumptions including risks relating to our limited operating history and operations losses; significant capital requirements; development of markets required for successful performance by the Company as well as other risks described in the Company’s Annual Report on Form 10-K as well as in this report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although the Company believes that the expectations we include in such forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct.

The accompanying financial statements have been prepared in accordance with Generally accepted accounting principles for interim financial information and with instructions of Form 10-Q. Accordingly, they do not include all of the Information and footnotes required by generally accepted accounting principles For complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months period ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ended March 31, 2006. The interim financial statements should be read in conjunction with the audited financial statements and notes contained in the Company’s Annual Report on Form 10K for the year- ended March 31, 2005.

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

INCOME TAXES

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of September 30, 2005, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

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

Interest income was $89,801 and $143,039 for the three and six months ended September 30, 2005. The Company typically charges interest at a rate of between 5% to 10% on convertible notes it purchases. The Company may also receive warrants as part of the financing. No value has been recorded for these warrants until they are exercised.

General and administrative expenses were $27,674 and $50,901 for the three and six months ended September 30, 2005. Consulting was $42,350 and $802,000 for the three and six months ended September 30, 2005, of which $802,000 was paid by the issuance of 3,475,000 shares of common stock. This was mainly attributable to the change in management of the Company and an election to become a business development corporation. Legal and professional fees were $48,009 and $98,829 for the three and six months ended September 30, 2005; this was a result of the Company becoming a Business Development corporation. Management fees were $22,500 and $45,000 for the three and six months ended September 30, 2005. The Company utilizes an unrelated third party for business development services.

Interest expense for three and six months ended September 30, 2005 was $13,137 and $35,637. This is direct result of the Company’s financing through $1,448,151, 5% preferred stock.

Penalties expense was $60,000 and $120,000 for the three and six months ended September 30, 2005. The Company was obligated to file a SB-2 registration statement within 30 days of the initial funding of it convertible debenture or pay a 2% penalty per month. The Company has accrued penalties of $192,500 as of September 30, 2005.

CHANGES TO THE BOARD OF DIRECTORS

On September 9, 2005, Alex Roytman and Jami Agins were appointed as members of the Company's Board of Directors. On September 30, 2005, David Goldberg and Craig Press resigned as member of the Company's Board of Directors.

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

We now focus on our business plan of (i) investing in small public companies through the issuance by them of secured convertible debentures in the $200,000 to $750,000 range and (ii) investing in private companies that may be good targets for spin offs or registration. We also intend to provide the Company with the flexibility to pursue special situations that provide good opportunities for our stockholders.

We have elected to pursue what we believe to be an opportunity within the market for meeting the short and medium term financing needs of small private and public companies. We believe we will be well positioned to meet those needs by utilizing a variety of financing structures while trying to achieve returns in excess of risk adjusted market returns.

For the six months ended September 30, 2005, the Company purchased an additional $40,750 of common stock of Global Triad, Inc. ("Global Triad"). The Company sold a total of $68,988 of the common stock for the six months ended September 30, 2005. For the six months ended September 30, 2005 the Company recognized gains of $16,775 associated with sale of sale of these securities.

In July 2005, the Company entered into a 30 day promissory note and security agreement in the amount of $30,000 with a company. The note bears interest at a rate of 18% per annum. The note was repaid in September 2005. The Company received a total of $39,000 which included legal fees, capital raising fees and interest.

In September 2005, the Company purchased a convertible debenture of Cargo Connection, Inc. from an unrelated third party in the amount of $50,000. The debenture is convertible into common stock upon demand by the Company at a 80% of the average 3 lowest closing bid prices over the five days prior to conversion. During the six months ended September 30, 2005 the Company converted a total of $6,500 into 546,218 shares of common stock. As of September 30, 2005 the Company had not sold any of these securities.

The Company extended a six month Factoring Agreement (the "Agreement") to CES International, Inc. ("CES") in September 2005. Under the Agreement, the Company agreed to provide weekly advances to CES at 75% of the face value of specific approved customers for all closing dates occurring in the month of September 2005 up to a maximum of $300,000, with a monthly minimum of $50,000 based on a rolling three-month average. The Company agreed to provide advances to CES at 85% of the face value of the purchased invoices for all closing dates occurring in the month of October 2005, and 90% of all purchased invoices thereafter. The Company received a facility fee of 1% on the total committed factoring facility, which was paid at closing. Pursuant to the terms of the Agreement, CES issued to the Company a Warrant to purchase Two Hundred and Fifty Thousand (250,000) shares of CES's Common Stock (the "Warrant Shares") for a period of five (5) years at the exercise price of $0.001 per share. The Warrant Shares shall have "piggy-back" and demand registration rights. At September 30, 2005, the Company has advanced $60,000 to CES and the balance due to the Company was $56,950. The factor agreement is secured by a lien on all of CES's tangible assets.

In order to implement our business plan in the next twelve months, we will need approximately $4,000,000 in available funds. We believe that the cash available and our funding commitment from Cornell Capital should be sufficient to fund our cash needs for at least the next 12 months.

The Company income of $6,080 for the three and nine months ended September 30, 2005 related to this factoring agreement.

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

SUBSEQUENT EVENTS

One of our portfolio companies, Cinema Ride defaulted on the Secured Note issued to the Company in the principal amount of $530,000 for failing to have its registration statement declared effective by the specified Filing Date according to the terms of the Note. The Company rescinded such default and entered into a settlement with Cinema Ride to cure the liquidated damages owed to Advantage Capital. The terms of the Agreement consisted of three equal installments of $10,600.00, payable on the 18th day of each month beginning October 18, 2005 and ending December 18, 2005 ("Payment Plan"). The Company further agreed to extend the date on which Borrower must have its registration statement declared effective by the United States Securities and Exchange Commission to November 30, 2005. If the Borrower's registration statement is declared effective by November 30, 2005, the Company agreed to forgo the October and November payments due from the Borrower according to the Payment Plan. If the Borrower's registration statement is not declared effective by November 30, 2005, the Default shall be reinstated and all amounts due and owing to the Company shall immediately become payable.

On October 3, 2005, the Company appointed Raphael Rosingana, Esq. as the Chief Securities Compliance.

Forward-Looking Statements

This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations.

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

Our secured convertible debenture with Cornell Capital bears interest at a fixed Rate of 5.00%; therefore, our results of operations would not be affected by interest rate changes.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On October 12, 2004, the Company was served with a Third Party Complaint by American Motorists Insurance Company in victory Village Limited III v. Builders Control Services Company, Inc. and American Motorist Insurance Company (“AMIC”), District Court, Clark County, Nevada. The Complaint is based on alleged bond made by the Company to American Motorist in 1995. The Company has retained the law firm of Smith Larsen & Wixom in Nevada and subsequently filed an answer to this complaint.

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

In a letter from the Securities and Exchange Commission (“SEC” or “Commission”) dated June 17, 2005, management learned that due to certain actions taken by previous management some seven years ago and the subsequent settlement with the Commission relating to those activities, we might not be eligible to rely on the exemption offered in Regulation E for the offering that we initiated in October 2004. Section 230.602(b)(4) of Regulation E prohibits any issuer from relying on Regulation E as an exemption for its securities if the issuer is subject to an injunction or restraining order within five years prior to the filing of notification with the Commission that the Company intends to elect to be regulated as a business development company. An injunction was implemented against the Company by the United States District Court of Columbia based on actions that occurred by previous management in 1996 and 1997 as set forth in SEC Litigation Release No. 17139 (the “Release”) dated September 19, 2001. The Company subsequently filed our Notification of Election to be regulated as a business development company on August 20, 2004. Current management was not aware of any facts that would have precluded reliance on the exemption from registration promulgated under Regulation E with respect to our offering commenced October 1, 2004. Specifically, management of the Company was not aware of the injunction against the Company dated September 19, 2001. Accordingly, the Company, in good faith, relied upon such exemption. After being made aware of such facts that would preclude the Company from reliance upon such exemption in the SEC letter dated June 17, 2005, we immediately ceased the offering. The Company has offered a right of rescission to all investors who purchased securities in the Regulation E offering in consideration for, generally, their investment price plus interest. As of November three investors with a total of 550,082 shares of common stock with a value of $82,512 have requested there investment returned.

Item 2. Changes in Securities

In August 2005, the Company issued a total of 225,000 shares of common stock as payment for $22,500 of accrued penalties to Cornell Capital Partners, LP.

The Company has offered a right of rescission to all investors who purchased securities in the Regulation E offering in consideration for, generally, their investment price plus interest. As of November, three investors with a total of 550,082 shares of common stock with a value of $82,512 have requested there investment returned.

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

An 8-K was filed on August 19, 2005 disclosing that the Company issued a press release announcing that one of its portfolio companies, Global IT Holdings Inc. has reduced its debt to the Company with a recent payment of $250,000 against its senior secured debenture.

An 8-K was filed on September 9, 2005 disclosing that Alex Roytman and Jami Agins were appointed to the Company's Board of Directors.

An 8-K was filed on October 3, 2005 disclosing that Raphael Rosingana, Esq. was named as the Company's Chief Securities Compliance Officer, and that David Goldberg and Craig Press had resigned as directors of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANTAGE CAPITAL DEVELOPMENT CORP.

By: /s/ Jeffrey Sternberg	Dated: November 21, 2005
Jeffrey Sternberg, Chief Executive Officer Chief Financial Officer Principal Accounting Officer