Form 10-Q/A
period 2005-09-30
ADVANTAGE CAPITAL DEVELOPMENT CORP
filed 2005-12-28
CIK 54175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 28, 2005, 20,719,699 shares of common stock.

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

ADVANTAGE CAPITAL DEVELOPMENT CORP
Statement of Net Assets

	September 30,	March 31,
	2005	2005
	(Unaudited)	(Audited)
ASSETS:
Loans and investments in portfolio securities
at market or fair value:
Affiliate companies (cost of $1,511,818 and $1,627,477, respectively)	$1,868,585	$1,627,477
Cash	345,752	307,391
Interest receivable	129,129	27,618
Deferred financing costs	370,000	370,000

Total Assets	2,713,466	2,332,486

LIABILITIES:
Accounts payable	33,568	36,978
Accrued expenses	270,377	152,668

Total Liabilities	303,945	189,646

NET ASSETS
Preferred stock, $.001 par value; 100,000,000 authorized,
14,231,510 and 14,981,5100 issued and outstanding, respectively	1,423,151	1,498,151
Common stock, $.001 par value; 5,000,000,000
shares authorized 20,450,148 shares and 15,437,648
issued and outstanding, respectively	20,450	15,438
Additional paid-in capital	13,259,724	12,240,236
Unrealized gain on marketable securities	356,767	-
Accumulated deficit	(12,650,571)	(11,610,985)

Net Assets	$2,409,521	$2,142,840

Net assets per share	$0.12	$0.14

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

See notes to unaudited financial statements

ADVANTAGE CAPITAL DEVELOPMENT CORP
Schedule of Investments

Balance March 31, 2005 (Audited)

		Percentage of		Fair
Company	Description of Business	Investments	Cost	Market value	Affiliation

Investments equal 76% of net assets

Debt
Global IT Holdings	IT Staffing	38%	615,000	615,000	None
College Partners	Education	3%	50,000	50,000	None
Cinema Ride, Inc.	Entertainment	33%	530,000	530,000	None
Colmena Corp	Software	25%	400,000	400,000	None
		98%	1,595,000	1,595,000
Equity
Global IT Holdings	IT Staffing
Americana Publishing	Books	1%	14,867	19,867	None
Global Triad, Inc.	Communication	1%	9,152	12,610	None
		2%	24,019	32,477

		100%	1,619,019	1,627,477

Balance September 30, 2005 (Unaudited)

		Percentage of		Fair
Company	Description of Business	Investments	Cost	Market value	Affiliation

Investments equal 74% of net assets

Debt
Global IT Holdings	IT Staffing	22%	415,000	415,000	None
College Partners	Education	3%	50,000	50,000	None
Cinema Ride, Inc.	Entertainment	28%	530,000	530,000	None
Americana Publishing	Books	1%	9,867	9,867	None
Cargo Connection	Transportation	3%	43,500	43,500	None
Colmena Corp	Software	21%	400,000	400,000	None
		78%	1,448,367	1,448,367
Equity
Cargo Connection	Transportation	0%	6,500	5,517	None
Global IT Holdings	IT Staffing	19%	-	357,750	None
		19%	6,500	363,267

Factoring
CES International, Inc		3%	56,951	56,951	None

		100%	1,511,818	1,868,585

See notes to unaudited financial statements

ADVANTAGE CAPITAL DEVELOPMENT CORP.
STATEMENT OF CHANGES IN NET ASSETS
(Unaudited)

	For the Six Months Ended
	September 30,
	2005	2004

Decrease in net assets from operations
Investment loss - net	$(1,056,362)	$(189,352)

Beneficial conversion feature	-	153,333

Net change in realized appreciation
on investments	16,775	-

Net decrease in net assets resulting
from operations	(1,039,587)	(36,019)
	-
Unrealized Gain on investments	356,767
Capital Share Transactions	949,500	612,772

Total Increase	266,680	576,753

Beginning of the year	2,142,840	-

End of Year	$2,409,521	$576,753

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

4. Financial Highlights

For the six Months Ending September 30, 2005

Per Share Operating Performance:
Net asset value beginning of period	$.14.

Gain from investment operations	.01
Net investment gain	.01
Total from investment operations	0.1 5

Sale of Stock	(.03)

Net asset value, September 30, 2005	$ 0.1 2

Total Return	(28%)

Ratios as a Percent of Average Net Assets:
Expenses	59%
Net investment loss	50%

5. Investments

In August 2004, the Company entered into a Business Development Agreement with Global IT Holdings, Inc. (“Global”), a New York-based holding company created to acquire targeted internet technology (IT) staffing firms. The Company received a twenty one percent (21%) stake in Global common stock, in exchange for its commitment to provide business development services to Global. The fair market value of the common stock was $357,750 at September 30, 2005. The Company invested $500,000 through a collateralized senior debenture. The note bears interest at six and one-half percent (6.5%) and matures on December 31, 2004. The Company advanced Global an additional total of $165,000 with similar terms as above with an interest rate of 10%. In February 2005, the Company extended the due date of its Series A 6.5% notes with Global IT Holdings, Inc. until March 31, 2006., For the three and six months ended September 30, 2005 the Company recognized interest income of $6,530 and $19,996 associated with these debentures. In July, 2005 the Company received a repayment of $250,000 of principal.

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

CHANGES TO THE BOARD OF DIRECTORS

On September 9, 2005, Alex Roytman and Jami Agins were appointed as members of the Company’s Board of Directors. On September 30, 2005, David Goldberg and Craig Press resigned as member of the Company’s Board of Directors.

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

Due to this situation, Paycard refused to provide its Financial Statements to us so that we could complete its audited financial statements for our March 31, 2004 10KSB. Therefore, we assigned eighty-five (85%) percent of our ownership interest in Paycard to Knightsbridge Holding, LLC, which has been providing and will continue to provide funding to us. Upon completion of such assignment, we now only own fifteen (15%) percent of PayCard and are no longer required to provide an audit for PayCard.

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

We terminated our Engagement Agreement with Knightsbridge Holdings, LLC and our consulting services agreement dated September 20, 2004 with Triple Crown Consulting Inc.

Pursuant to the requirements of the 1940 Investment Act, we have obtained a fidelity bond and our board of directors adopted a compliance manual.

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

LIQUIDITY AND CAPITAL RESOURCES

In August 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital. Under this agreement, we may issue and sell to Cornell Capital, Common Stock for a total purchase price of up to $25.0 million. We will be entitled to commence drawing down on the Standby Equity Distribution Agreement when the sale of the Common Stock under the Standby Equity Distribution Agreement is registered with the SEC and for two years thereafter. The purchase price for the shares will be equal to 98% of the market price, which is defined as the lowest closing bid price of the Common Stock during the five trading days following the notice date. A cash fee equal to ten percent (10%) of the cash proceeds of the draw down is also payable at the time of funding. To date, we have not received any funding under the Standby Equity Distribution Agreement, and no shares have been issued. The parties have agreed to cancel the Standby Equity Distribution Agreement, and all rights and obligations thereunder were terminated.

On August 25, 2004, we issued $1,000,000 in convertible debentures to Cornell Capital. These debentures are convertible into shares of our Common Stock at the price per share price equal to the volume weighted average price of the Common Stock as listed on Pink Sheets or OTC Bulletin Board (or Nasdaq SmallCap Market or American Stock Exchange), as quoted by Bloomberg L.P. during the three (3) trading days immediately preceding the conversion date. These convertible debentures bear interest at 5% and are convertible at the holder's option. These convertible debentures have a term of three years and may be redeemed, at our option at a 20% premium. In February 2005, the parties entered into an Investment Agreement pursuant to which the parties agreed to terminate the convertible debentures, and Cornell Capital agreed to purchase 14,981,510 shares of Series A Preferred Stock.

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

On October 5, 2004 the Company entered an agreement with Alpha Capital Aktiengesellschaft to issue a total of 4,000,000 shares of common to be held in escrow as part of a purchase option agreement. The purchaser has the right to purchase shares a price of 70% of the lowest 5 day closing price for the 20 days prior to the closing date. This option has expired and the balance of the shares which were held in escrow were returned to the Company.

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

On October 3, 2005, the Company appointed Raphael Rosingana, Esq. as the Chief Securities Compliance.

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company’s business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

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

Item 3. Defaults by the company upon its Senior Securities

None

Item 4. Submission of Matter to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports of Form 8-K

Exhibits

10.1	Business Development Agreement with Global IT Holdings, Inc.*
10.2	Convertible Debenture with Global IT Holdings, Inc.*
10.3	Convertible Debenture with Cornell Capital Partners, LP*
10.4	Standby Equity Distribution Agreement with Cornell Capital
Partners, LP*
10.5	Engagement Agreement with Knightsbridge Holdings, LLC*
10.6	Purchase Option Agreement with Alpha Capital Aktiengesellschaft*
10.7	Promissory Note and Security Agreement with College Partners, LLC*
10.8	November 1, 2003 Convertible Notes for $218,700 with Advantage Fund I,
LLC*
10.9	BDC Compliance Manual

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

An 8-K was filed on September 9, 2005 disclosing that Alex Roytman and Jami Agins were appointed to the Company’s Board of Directors.

An 8-K was filed on October 3, 2005 disclosing that Raphael Rosingana, Esq. was named as the Company’s Chief Securities Compliance Officer, and that David Goldberg and Craig Press had resigned as directors of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANTAGE CAPITAL DEVELOPMENT CORP.

By: /s/ Jeffrey Sternberg	Dated: December 27, 2005
Jeffrey Sternberg, Chief Executive Officer Chief Financial Officer Principal Accounting Officer