Form 10-Q
period 2005-12-31
ADVANTAGE CAPITAL DEVELOPMENT CORP
filed 2006-02-14
CIK 54175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2005.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 13, 2006, 20,719,699 shares of common stock.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended December 31, 2005 are not necessarily indicative of results that may be expected for the year ending March 31, 2006. The financial statements are presented on the accrual basis.

ADVANTAGE CAPITAL DEVELOPMENT CORP
Statement of Net Assets

	December 31,	March 31,
	2005	2005
	(Unaudited)	(Audited)
ASSETS:
Loans and investments in portfolio securities
at market or fair value:
Affiliate companies (cost of $1,575,289 and $1,627,477, respectively)	$1,652,801	$1,627,477
Cash	127,202	307,391
Interest receivable	173,841	27,618
Prepaid expenses	25,303	-
Deferred financing costs	-	370,000

Total Assets	1,979,147	2,332,486

LIABILITIES:
Accounts payable	68,492	36,978
Accrued expenses	354,142	152,668

Total Liabilities	422,634	189,646

NET ASSETS
Preferred stock, $.001 par value; 100,000,000 authorized,
14,231,510 and 14,981,5100 issued and outstanding, respectively	1,423,151	1,498,151
Common stock, $.001 par value; 5,000,000,000
shares authorized 19,900,090 shares and 15,437,648
issued and outstanding, respectively	19,900	15,438
Additional paid-in capital	13,177,762	12,240,236
Unrealized gain on marketable securities	77,512	-
Accumulated deficit	(13,141,813)	(11,610,985)

Net Assets	$1,556,512	$2,142,840

Net assets per share	$0.08	$0.14

See notes to unaudited financial statements

ADVANTAGE CAPITAL DEVELOPMENT CORP
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2005	2004	2005	2004

REVENUES:
Capital raising fees	$8,240	$50,000	$18,875	$100,000
Factoring fees	2,291	-	8,380
Interest income	79,037	15,222	222,076	18,536

Total Revenue	89,568	65,222	249,331	118,536

COST AND EXPENSES:

General and administrative	5,360	39,273	56,261	52,500
Consulting	4,680	38,435	806,680	49,935
Amortization	-	73,132	-	82,578
Warrants expense	-	20,020	-	20,020
Advertising	15,651	30,305	15,651	35,570
Salaries	22,500	-	86,258	-
Legal and professional	55,417	17,760	154,246	36,314
Management fees	22,500	26,250	67,500	57,544
Interest expense	22,594	15,547	58,231	31,603
Settlements	-	40,694	-	40,694
Beneficial conversion	-	-	-	157,333
Financing fees	370,000	-	370,000	-
Penalties	60,000	-	180,000	-

Total operating expenses	578,702	301,416	1,794,827	564,091

	(489,134)	(236,194)	(1,545,496)	(445,555)

Net realized appreciation on Investment transactions	16,775	-	23,125	-

Net (decrease) in net assets
resulting from operations and before
cumulative effect of change in accounting
principles	(472,359)	(236,194)	(1,522,371)	(445,555)

Cumulative effect of change in accounting
principles	-	-	-	(242,465)

Net (decrease) in net assets
resulting from operations after
cumulative effect of change in accounting
principles	$(472,359)	$(236,194)	$(1,522,371)	$(688,020)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - basic and diluted	19,900,090	6,976,724	15,525,959	6,255,548

NET LOSS PER SHARE - basic and diluted before
cumulative effect of change in accounting
principles	$(0.02)	$(0.03)	$(0.03)	$(0.06)

Cumulative effect of change in accounting
principles	$-	$-	$-	$(0.02)

NET LOSS PER SHARE - basic and diluted after
cumulative effect of change in accounting
principles	$(0.02)	$(0.03)	$(0.03)	$(0.04)

See notes to unaudited financial statements

ADVANTAGE CAPITAL DEVELOPMENT CORP
Schedule of Investments

Balance March 31, 2005 (Audited)

		Percentage of		Fair
Company	Description of Business	Investments	Cost	Market value	Affiliation

Investments equal 76% of net assets

Debt
Global IT Holdings	IT Staffing	38%	615,000	615,000	None
College Partners	Education	3%	50,000	50,000	None
Cinema Ride, Inc.	Entertainment	32%	530,000	530,000	None
Colmena Corp	Software	25%	400,000	400,000	None
		98%	1,595,000	1,595,000
Equity
Global IT Holdings	IT Staffing
Americana Publishing	Books	1%	14,867	19,867	None
Global Triad, Inc.	Communication	1%	9,152	12,610	None
		2%	24,019	32,477

		100%	1,619,019	1,627,477

Balance December 31, 2005 (Unaudited)

		Percentage of		Fair
Company	Description of Business	Investments	Cost	Market value	Affiliation

Investments equal 70% of net assets

Debt
Global IT Holdings	IT Staffing	30%	491,300	491,300	None
College Partners	Education	3%	50,000	50,000	None
Cinema Ride, Inc.	Entertainment	32%	530,000	530,000	None
Americana Publishing	Books	1%	9,868	9,868	None
Cargo Connection	Transportation	3%	43,500	43,500	None
Colmena Corp	Software	24%	400,000	400,000	None
		93%	1,524,668	1,524,668
Equity
Global IT Holdings	IT Staffing	4%	-	77,512	None
		4%	-	77,512

Factoring
CES International, Inc		3%	50,621	50,621	None

		100%	1,575,289	1,652,801

See notes to unaudited financial statements

ADVANTAGE CAPITAL DEVELOPMENT CORP.
STATEMENT OF CHANGES IN NET ASSETS
(Unaudited)

	For the Nine Months Ended
	December 31,
	2005	2004

Decrease in net assets from operations
Investment loss - net	$ (1,545,496)	$ (189,352)

Beneficial conversion feature	-	153,333

Net change in realized appreciation
on investments	23,125	-

Net decrease in net assets resulting
from operations	(1,522,371)	(36,019)
	-
Unrealized gain on investments	77,512
Capital Share Transactions	858,531	612,772

Total Increase / (Decrease)	(586,328)	576,753

Beginning of the year	2,142,840	-

End of Year	$ 1,556,512	$ 576,753

	.
See notes to unaudited financial statements

ADVANTAGE CAPITAL DEVELOPMENT CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine-month period ended December 31, 2005 are not necessarily indicative of the results to be expected for the year ended March 31, 2006. The interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Company’s Annual Report on Form 10-K for the year-ended March 31, 2005.

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

Stock Based Compensation

The Company issues shares of common stock to non-employees as stock based compensation. The Company accounts for the services using the fair market value of the services rendered. For the three and nine months ended December 31, 2005 the Company issued 0 and 3,475,000 shares of common stock and recorded compensation expense of $ 0 and $802,000 in connection with the issuance of these shares.

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

Based on the previous methodology, the Company determined that the Company valued all its debt investments at cost and common stock at fair market value as of December 31, 2005.

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

4. Financial Highlights

For the nine Months Ending December 31, 2005

Per Share Operating Performance:
Net asset value beginning of period	$.14

Loss from investment operations	(.02)

Total from investment operations
.11
Sale of Stock	(.03)

Net asset value, December 31, 2005	$.08

Total Return	(42)%

Ratios as a Percent of Average Net Assets:
Expenses	91%
Net investment loss	78%

5. Investments

In August 2004, the Company entered into a Business Development Agreement with Global IT Holdings, Inc. (“Global”), a New York-based holding company created to acquire targeted internet technology (IT) staffing firms. The Company received a twenty one percent (21%) stake in Global common stock, in exchange for its commitment to provide business development services to Global. The fair market value of the common stock was $357,750 at September 30, 2005. The Company invested $500,000 through a collateralized senior debenture. The note bears interest at six and one-half percent (6.5%) and matures on December 31, 2004. The Company advanced Global an additional total of $165,000 with similar terms as above with an interest rate of 10%. In February 2005, the Company extended the due date of its Series A 6.5% notes with Global IT Holdings, Inc. until March 31, 2006., During the three months ended December 31,2005 the Company advanced an additional $76,300 with similar terms as above. For the three and nine months ended December 31, 2005 the Company recognized interest income of $5,980 and $22,976 associated with these debentures. In July, 2005 the Company received a repayment of $250,000 of principal. In addition the Company a total of 593,250,000 shares of common stock in Global. The Company recorded the fair market of $77,513 as unrealized gains at December 31, 2005.

In October 2004 the Company entered into a promissory note and security agreement in the amount of $50,000 with a company. The note bears interest at a rate of 10% per annum. The third party has agreed that the return on the note will be 25% and will have 90 days from the date of the note repayment to pay the difference. For the three and nine months ended December 31, 2005 the Company recognized $1,260 and $3,768 of interest income associated with this promissory note.

In October 2004, the Company purchased a convertible debenture of American Publishing, Inc. from an unrelated third party in the amount of $18,259. The debenture is convertible into $36,518 of common stock upon demand by the Company. During the year ended March 31, 2005 the Company converted a total of $8,392 into common stock.

In November 2004 the Company purchased a $200,000 8% secured convertible debenture from Colmena Corp. (“Colmena”). The note plus accrued interest is convertible into common stock at (a) an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company’s Common Stock, for the thirty (30) trading days immediately preceding the conversion rate. The Company also received 40,000 common stock warrants at a price of $.30 per share. The warrants expire 2 years for the date of the convertible note. The Company has not assigned any value to these warrants as they were issued at above market value of the common stock on the date of issuance. In March 2005 the Company purchased an additional $200,000 of 8% secured convertible debenture of Colmena Corp from an unrelated third party. Colmena is currently in default on filing its registration and is subject to a 2% per month penalty. For the three and nine months ended December 31, 2005 the Company recognized income from penalties of $24,000 and $72,0000 and interest income of $8,066 and $24,112 associated with these secured debentures.

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

In January 2005 the Company purchased an additional $280,000 of 5% convertible debenture from Cinema Ride, Inc.(“Cinema Ride”). The debenture is due 9 months from the date of issuance. The note plus accrued interest is convertible into common stock at (a) an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company’s Common Stock, for the five (5) trading days immediately preceding the conversion rate. The Company also received 40,000 common stock warrants at a price of $.25 per share. The warrants expire 3 years for the date of the convertible note. The Company has not assigned any value to these warrants as they were issued at above market value of the common stock on the date of issuance. For the three and ninemonths ended December 31, 2005 the Company recognized interest income of $6,679 and $19,966 associated with these convertible debentures.

Cinema Ride defaulted on the Secured Note issued to the Company in the principal amount of $530,000 for failing to have its registration statement declared effective by the specified Filing Date according to the terms of the Note. The Company rescinded such default and entered into a settlement with Cinema Ride to cure the liquidated damages owed to Advantage Capital. The terms of the Agreement consisted of three equal installments of $10,600.00, payable on the 18th day of each month beginning October 18, 2005 and ending December 18, 2005 (“Payment Plan”). The Company further agreed to extend the date on which Borrower must have its registration statement declared effective by the United States Securities and Exchange Commission to November 30, 2005. If the Borrower’s registration statement is declared effective by November 30, 2005, the Company agreed to forgo the October and November payments due from the Borrower according to the Payment Plan. If the Borrower’s registration statement is not declared effective by November 30, 2005, the Default shall be reinstated and all amounts due and owing to the Company shall immediately become payable. For the three and nine months ended December 31, 2005 the Company recognized $31,800 and $63,600, respectively in financing revenue as a result of those penalties.

For the nine months ended December 31, 2005 the Company purchased an additional $40,750 of common stock of Global Triad, Inc. (“Global Triad”). The Company sold a total of $68,988 of the common stock for the nine months ended December 31, 2005. For the Nine months ended December 31, 2005 the Company recognized gains of $16,775 associated with sale of sale of these securities.

In July 2005, the Company entered into a 30 day promissory note and security agreement in the amount of $30,000 with a company. The note bears interest at a rate of 18% per annum. The note was repaid in September 2005. The Company received a total of $39,000 which included legal fees, capital raising fees and interest.

In September 2005, the Company purchased a convertible debenture of Cargo Connection, Inc. from an unrelated third party in the amount of $50,000. The debenture is convertible into common stock upon demand by the Company at a 80% of the average 3 lowest closing bid prices over the five days prior to conversion. During the nine months ended December 31, 2005 the Company converted a total of $6,500 into 546,218 shares of common stock. During the three months ended December 31, 2005 the Company recognized a loss of $2,107 on sale of the stock.

6. Factoring Agreement

The Company extended a six month Factoring Agreement (the “Agreement”) to CES International, Inc. (“CES”) in September 2005. Under the Agreement, the Company agreed to provide weekly advances to CES at 75% of the face value of specific approved customers for all closing dates occurring in the month of September 2005 up to a maximum of $300,000, with a monthly minimum of $50,000 based on a rolling three-month average. The Company agreed to provide advances to CES at 85% of the face value of the purchased invoices for all closing dates occurring in the month of October 2005, and 90% of all purchased invoices thereafter. The Company received a facility fee of 1% on the total committed factoring facility, which was paid at closing. Pursuant to the terms of the Agreement, CES issued to the Company a Warrant to purchase Two Hundred and Fifty Thousand (250,000) shares of CES’ Common Stock (the “Warrant Shares”) for a period of five (5) years at the exercise price of $0.001 per share. The Warrant Shares shall have “piggy-back” and demand registration rights. At December 31, 2005, the Company has advanced $60,000 to CES and the balance due to the Company was $50,621. The factor agreement is secured by a lien on all of CES’s tangible assets. The Company's factoring income of $8,380 for the three and nine months ended December 31, 2005 related to this factoring agreement.

7. INTEREST RECEIVABLE

Interest receivable of $127,202 consist of amounts owed to the Company from its investments in various debt instruments.

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

In October 2005 the Company cancelled the agreement and expensed the deferred financing fees.

9. PREFERRED STOCK

On August 25, 2004, the Company issued $1,000,000 in convertible debentures to Cornell Capital. These debentures are convertible into shares of our Common Stock at the price per share price equal to the volume weighted average price of the Common Stock as listed on Pink Sheets or OTC Bulletin Board (or Nasdaq SmallCap Market or American Stock Exchange), as quoted by Bloomberg L.P. during the three (3) trading days immediately preceding the conversion date. These convertible debentures bear interest at 5% and are convertible at the holder’s option. These convertible debentures have a term of three years and may be redeemed, at our option at a 20% premium. The Company was obligated to pay a $100,000 financing fee to Cornell for the note. The financing fees were being amortized over the life of the note. The Company was amortizing the beneficial conversion expense of $157,333 over the life of the note. In February, 2005 the Company converted the debenture and accrued interest of $23,151 into 10,231,510 shares of the Company’s preferred. The un-amortized expenses of $202,513 were reclassified to additional paid in capital at the time of the conversion. The Company was obligated to file a SB-2 registration statement within 30 days of the initial funding or pay a 2% penalty per month. The Company has recorded additional penalties of $60,000 and $180,000 for the three and nine months ended December 31, 2005. As of December 31, 2005, the Company owed a total of $252,5500. In August 2005, the Company issued a total of 225,000 shares of common stock as payment for $22,500 of accrued penalties. The Company agreed to raise the dividend rate to 12% in January 2006.

In March 2005, the Company sold an additional 4,750,000 shares of preferred stock valued at $475,000 to Montgomery Equity Partners, LTD, for proceeds of $200,000, assignment of a note receivable in Colmena Corp. of $200,000, accrued interest of $4,339 and fees of $70,661.

During the nine months ended December 31, 2005, Montgomery Equity Partners, LTD redeemed 750,000 shares of its Preferred Stock for proceeds of $75,000. The Company also paid an additional $25,000 in accrued penalties it owed on the Preferred Stock.

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

In a letter from the Securities and Exchange Commission (“SEC” or “Commission”) dated June 17, 2005, management learned that due to certain actions taken by previous management some seven years ago and the subsequent settlement with the Commission relating to those activities, we might not be eligible to rely on the exemption offered in Regulation E for the offering that we initiated in October 2004. Section 230.602(b)(4) of Regulation E prohibits any issuer from relying on Regulation E as an exemption for its securities if the issuer is subject to an injunction or restraining order within five years prior to the filing of notification with the Commission that the Company intends to elect to be regulated as a business development company. An injunction was implemented against the Company by the United States District Court of Columbia based on actions that occurred by previous management in 1996 and 1997 as set forth in SEC Litigation Release No. 17139 (the “Release”) dated September 19, 2001. The Company subsequently filed our Notification of Election to be regulated as a business development company on August 20, 2004. Current management was not aware of any facts that would have precluded reliance on the exemption from registration promulgated under Regulation E with respect to our offering commenced October 1, 2004. Specifically, management of the Company was not aware of the injunction against the Company dated September 19, 2001. Accordingly, the Company, in good faith, relied upon such exemption. After being made aware of such facts that would preclude the Company from reliance upon such exemption in the SEC letter dated June 17, 2005, we immediately ceased the offering. The Company has offered a right of rescission to all investors who purchased securities in the Regulation E offering in consideration for, generally, their investment price plus interest. As of December 31, 2005 three investors with a total of 550,058 shares of common stock with a value of $82,512 have had their investment returned.

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

INCOME TAXES

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of December 31, 2005, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

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

Interest income was $79,037 and $222,076 for the three and nine months ended December 31, 2005. The Company typically charges interest at a rate of between 5% to 10% on convertible notes it purchases. The Company may also receive warrants as part of the financing. No value has been recorded for these warrants until they are exercised.

General and administrative expenses were $5,360 and $56,261 for the three and nine months ended December 31, 2005. Consulting was $4,680 and $806,680 for the three and nine months ended December 31, 2005, of which $802,000 was paid by the issuance of 3,475,000 shares of common stock. This was mainly attributable to the change in management of the Company and an election to become a business development corporation. Legal and professional fees were $55,417 and $154,246 for the three and nine months ended December 31, 2005; this was a result of the Company becoming a Business Development corporation. Management fees were $22,500 and $67,500 for the three and nine months ended December 31, 2005. The Company utilizes an unrelated third party for business development services.

Interest expense for three and nine months ended December 31, 2005 was $22,594 and $58,231. This is direct result of the Company’s financing through $1,448,151, 5% preferred stock.

Penalties expense was $60,000 and $180,000 for the three and nine months ended December 31, 2005. The Company was obligated to file a SB-2 registration statement within 30 days of the initial funding of it convertible debenture or pay a 2% penalty per month. The Company has accrued penalties of $252,500 as of December 31,2005.

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

In August 2004, the Company entered into a Business Development Agreement with Global IT Holdings, Inc. (“Global”), a New York-based holding company created to acquire targeted internet technology (IT) staffing firms. The Company received a twenty one percent (21%) stake in Global common stock, in exchange for its commitment to provide business development services to Global. The fair market value of the common stock was $357,750 at September 30, 2005. The Company invested $500,000 through a collateralized senior debenture. The note bears interest at six and one-half percent (6.5%) and matures on December 31, 2004. The Company advanced Global an additional total of $165,000 with similar terms as above with an interest rate of 10%. In February 2005, the Company extended the due date of its Series A 6.5% notes with Global IT Holdings, Inc. until March 31, 2006., During the three months ended December 31,2005 the Company advanced an additional $76,300 with similar terms as above. For the three and nine months ended December 31, 2005 the Company recognized interest income of $5,980 and $22,976 associated with these debentures. In July, 2005 the Company received a repayment of $250,000 of principal.

In October 2004 the Company entered into a promissory note and security agreement in the amount of $50,000 with a company. The note bears interest at a rate of 10% per annum. The third party has agreed that the return on the note will be 25% and will have 90 days from the date of the note repayment to pay the difference. For the three and nine months ended December 31, 2005 the Company recognized $1,260 and $3,768 of interest income associated with this promissory note.

In October 2004, the Company purchased a convertible debenture of American Publishing, Inc. from an unrelated third party in the amount of $18,259. The debenture is convertible into $36,518 of common stock upon demand by the Company. During the year ended March 31, 2005 the Company converted a total of $8,392 into common stock.

In November 2004 the Company purchased a $200,000 8% secured convertible debenture from Colmena Corp. (“Colmena”). The note plus accrued interest is convertible into common stock at (a) an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company’s Common Stock, for the thirty (30) trading days immediately preceding the conversion rate. The Company also received 40,000 common stock warrants at a price of $.30 per share. The warrants expire 2 years for the date of the convertible note. The Company has not assigned any value to these warrants as they were issued at above market value of the common stock on the date of issuance. In March 2005 the Company purchased an additional $200,000 of 8% secured convertible debenture of Colmena Corp from an unrelated third party. Colmena is currently in default on filing its registration and is subject to a 2% per month penalty. For the three and nine months ended December 31, 2005 the Company recognized income from penalties of $24,000 and $72,0000 and interest income of $8,066 and $24,112 associated with these secured debentures.

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

In January 2005 the Company purchased an additional $280,000 of 5% convertible debenture from Cinema Ride, Inc.(“Cinema Ride”). The debenture is due 9 months from the date of issuance. The note plus accrued interest is convertible into common stock at (a) an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company’s Common Stock, for the five (5) trading days immediately preceding the conversion rate. The Company also received 40,000 common stock warrants at a price of $.25 per share. The warrants expire 3 years for the date of the convertible note. The Company has not assigned any value to these warrants as they were issued at above market value of the common stock on the date of issuance. For the three and six months ended September 30, 2005 the Company recognized interest income of $6,679 and $19,966 associated with these convertible debentures.

Cinema Ride defaulted on the Secured Note issued to the Company in the principal amount of $530,000 for failing to have its registration statement declared effective by the specified Filing Date according to the terms of the Note. The Company rescinded such default and entered into a settlement with Cinema Ride to cure the liquidated damages owed to Advantage Capital. The terms of the Agreement consisted of three equal installments of $10,600.00, payable on the 18th day of each month beginning October 18, 2005 and ending December 18, 2005 (“Payment Plan”). The Company further agreed to extend the date on which Borrower must have its registration statement declared effective by the United States Securities and Exchange Commission to November 30, 2005. If the Borrower’s registration statement is declared effective by November 30, 2005, the Company agreed to forgo the October and November payments due from the Borrower according to the Payment Plan. If the Borrower’s registration statement is not declared effective by November 30, 2005, the Default shall be reinstated and all amounts due and owing to the Company shall immediately become payable. For the three and nine months ended December 31, 2005 the Company recognized $31,800 and $63,600, respectively in financing revenue as a result of those penalties.

For the nine months ended December 31, 2005 the Company purchased an additional $40,750 of common stock of Global Triad, Inc. (“Global Triad”). The Company sold a total of $68,988 of the common stock for the nine months ended December 31, 2005. For the Nine months ended December 31, 2005 the Company recognized gains of $16,775 associated with sale of sale of these securities.

In July 2005, the Company entered into a 30 day promissory note and security agreement in the amount of $30,000 with a company. The note bears interest at a rate of 18% per annum. The note was repaid in September 2005. The Company received a total of $39,000 which included legal fees, capital raising fees and interest.

In September 2005, the Company purchased a convertible debenture of Cargo Connection, Inc. from an unrelated third party in the amount of $50,000. The debenture is convertible into common stock upon demand by the Company at a 80% of the average 3 lowest closing bid prices over the five days prior to conversion. During the nine months ended December 31, 2005 the Company converted a total of $6,500 into 546,218 shares of common stock. During the three months ended December 31, 2005 the Company recognized a loss of $2,107 on sale of the stock.

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

In a letter from the Securities and Exchange Commission (“SEC” or “Commission”) dated June 17, 2005, management learned that due to certain actions taken by previous management some seven years ago and the subsequent settlement with the Commission relating to those activities, we might not be eligible to rely on the exemption offered in Regulation E for the offering that we initiated in October 2004. Section 230.602(b)(4) of Regulation E prohibits any issuer from relying on Regulation E as an exemption for its securities if the issuer is subject to an injunction or restraining order within five years prior to the filing of notification with the Commission that the Company intends to elect to be regulated as a business development company. An injunction was implemented against the Company by the United States District Court of Columbia based on actions that occurred by previous management in 1996 and 1997 as set forth in SEC Litigation Release No. 17139 (the “Release”) dated September 19, 2001. The Company subsequently filed our Notification of Election to be regulated as a business development company on August 20, 2004. Current management was not aware of any facts that would have precluded reliance on the exemption from registration promulgated under Regulation E with respect to our offering commenced October 1, 2004. Specifically, management of the Company was not aware of the injunction against the Company dated September 19, 2001. Accordingly, the Company, in good faith, relied upon such exemption. After being made aware of such facts that would preclude the Company from reliance upon such exemption in the SEC letter dated June 17, 2005, we immediately ceased the offering. The Company has offered a right of rescission to all investors who purchased securities in the Regulation E offering in consideration for, generally, their investment price plus interest. As of February 9, 2006, three investors with a total of 550,082 shares of common stock with a value of $82,512 have requested there investment returned.

Item 2. Changes in Securities

The Company has offered a right of rescission to all investors who purchased securities in the Regulation E offering in consideration for, generally, their investment price plus interest. As of December 31, 2005, three investors with a total of 550,082 shares of common stock with a value of $82,512 have requested there investment returned.

Item 3. Defaults by the company upon its Senior Securities

None

Item 4. Submission of Matter to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports of Form 8-K

Exhibits

10.1	Business Development Agreement with Global IT Holdings, Inc.*
10.2	Convertible Debenture with Global IT Holdings, Inc.*
10.3	Convertible Debenture with Cornell Capital Partners, LP*
10.4	Standby Equity Distribution Agreement with Cornell Capital
Partners, LP*
10.5	Engagement Agreement with Knightsbridge Holdings, LLC*
10.6	Purchase Option Agreement with Alpha Capital Aktiengesellschaft*
10.7	Promissory Note and Security Agreement with College Partners, LLC*
10.8	November 1, 2003 Convertible Notes for $218,700 with Advantage Fund I,
LLC*
10.9	BDC Compliance Manual**

*Filed as an exhibit to Amendment No. 2 to the September 30, 2004 Form 10-Q with the SEC on April 27, 2004.

** Filed as an exhibit to the Amendment No. 1 to the September 30, 2005 Form 10-Q filed with the SEC on December 28, 2005.

Reports of Form 8-K

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

ADVANTAGE CAPITAL DEVELOPMENT CORP.

By: /s/ Jeffrey Sternberg	Dated: February 13, 2006
Jeffrey Sternberg, Chief Executive Officer Chief Financial Officer Principal Accounting Officer