Form 10-K
period 2006-03-31
ADVANTAGE CAPITAL DEVELOPMENT CORP
filed 2006-08-08
CIK 54175

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2006

Commission File Number: 0-16734

ADVANTAGE CAPITAL DEVELOPMENT CORP.

(Exact name of registrant as specified in its charter)

Nevada	87-0217252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19066 N.E. 29th Avenue, Aventura, FL	33180
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code:	(305) 749-1186

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value (the average bid and asked prices) of the voting stock held by non-affiliates of the registrant on August 4, 2006 was approximately $347,727.38.

The number of shares of Common Stock, $0.001 par value, outstanding on August 8, 2006 was 19,900,090 shares*.

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

We are an internally managed, non-diversified, closed-end investment company that elected on August 12, 2004 to be regulated as a business development company under the 1940 Act. The decision to be regulated pursuant to Section 54 of the 1940 Act was made primarily to better reflect our anticipated future business and for developing relationships. As a business development company, we are required to meet regulatory tests, the most significant of which relate to our investments and borrowings. A business development company is required to invest at least 70% of its total assets in private or thinly traded public U.S.-based companies. A business development company also must meet a coverage ratio of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. See “Regulation as a Business Development Company”. In addition, we intend to elect to be treated for federal income tax purposes as a RIC under the Internal Revenue Code with the filing of our federal corporate income tax return for 2004, which election would be effective as of January 1, 2004. See “Certain U.S. Federal Income Tax Considerations”. We have focused our investments in developing companies, but have not limited our focus on investments in any particular industry.

We have pursued what we believe to be an opportunity within the market for meeting the short and medium term financing needs of small private and public companies. Weutilized the funding commitment we received from Cornell Capital to pursue our business plan of (i) investing in small public companies through the issuance by them of secured convertible debentures in the $200,000 to $750,000 range and (ii) investing in private companies that may be good targets for spin offs or registration. We also intend to provide the Company with the flexibility to pursue special situations that provide good opportunities for our stockholders. We have attempted to meet those needs by utilizing a variety of financing structures while trying to achieve returns in excess of risk adjusted market returns.

The financing structures we utilize are debt or convertible debt, equity or convertible equity as well as follow on investments in the form of warrants and other convertible instruments. We may also purchase aged convertible securities, take over existing financing facilities such as private investments in public entities (often referred to as PIPEs), equity lines, bridge loans and other similar debt instruments. We expect many of our investments will be made in conjunction with other institutional and private investors and expect to structure investments with these groups or on a stand alone basis. We have attempted to maintain investments that have liquidity and to limit bridge or mezzanine financing to a maximum term of 270 days except in extraordinary circumstances. We have also outlined our goal of having a clearly defined exit strategy for each investment with a cash on cash return of 25% per annum. We attempt to diversify our portfolio to limit our exposure to any one investment based on size, term, liquidity or structure. We will also offer managerial assistance to each of our portfolio companies and reserve the right to be compensated by the portfolio companies at market rates for such services.

In August 2004, the Company entered into a Business Development Agreement with Global IT Holdings, Inc. (“Global”), a New York-based holding company created to acquire targeted internet technology (IT) staffing firms. The Company received a twenty one percent (21%) or 593,250,000 shares of Global’s common stock, in exchange for its commitment to provide business development services to Global. On March 6, 2006, the Company issued a stock dividend distribution dividend of 331,799,021 of its common shares of Global IT Holdings, Inc. to shareholders of record on February 20, 2006. The Company will still retain a 9.9 percent stake in Global the IT staffing holding company. The fair market value of the common stock retained by the Company was $50,246 at March 31, 2006 and is recorded as an unrealized gain. The Company invested $500,000 through a collateralized senior debenture. The note bears interest at six and one-half percent (6.5%) and matures on December 31, 2004. The Company advanced Global an additional total of $165,000 with similar terms as above with an interest rate of 10%. In February 2005, the Company extended the due date of its Series A 6.5% notes with Global IT Holdings, Inc. until March 31, 2006. The Company has extended the due date of the notes to December 31, 2006. During the year ended March 31, 2006 the Company advanced an additional $76,300 with similar terms as above The Company recognized capital raising of $7,000 associated with this transaction. For the year ended March 31, 2006 the Company recognized interest income of $28,826 associated with these debentures. In July, 2005 the Company received a repayment of $250,000 of principal. For the year ended March 31, 2005 the Company recognized income from capital raising fees of $61,855 and interest income of $24,268 associated with these debentures. As of March 31, 2006 and 2005, Global owed the Company $491,300 and $615,000, respectively.

In October 2004 the Company entered into a promissory note and security agreement in the amount of $50,000 with a company. In February 2006 the Company received a $10,000 payment on the note. The note bears interest at a rate of 10% per annum. The third party has agreed that the return on the note will be 25% and will have 90 days from the date of the note repayment to pay the difference. For the year ended March 31, 2006 the Company recognized $4,754 of interest income associated with this promissory note. For the year ended March 31, 2005 the Company recognized $2,069 of interest income associated with this promissory note. As of March 31,2006 and 2005, the Company was due $40,000 and $50,000, respectively.

In October 2004, the Company purchased a convertible debenture of American Publishing, Inc. from an unrelated third party in the amount of $18,259. The debenture is convertible into $36,518 of common stock upon demand by the Company. During the year ended March 31, 2005 the Company converted a total of $10,000 into common stock and recognized gains of $26,592 on the sale of the common stock. As of March 31, 2006 the Company still retains common stock with a basis pf $1,244 and a fair market value of $8,481. In addition, on March 29, 2006 the Company loaned American Publishing an additional $17,000 at a rate of 10% per annum due June 29, 2006 or is convertible into common stock at a price of 75% of market value. For the year ended March 31, 2005 the Company recognized gains of $5,870 associated with the sale of common stock.

In November 2004 the Company purchased a $200,000 8% secured convertible debenture from Colmena Corp. (“Colmena”). The note plus accrued interest is convertible into common stock at (a) an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company’s Common Stock, for the thirty (30) trading days immediately preceding the conversion rate. The Company also received 40,000 common stock warrants at a price of $.30 per share. The warrants expire 2 years for the date of the convertible note. The Company has not assigned any value to these warrants as they were issued at above market value of the common stock on the date of issuance. In March 2005 the Company purchased an additional $200,000 of 8% secured convertible debenture of Colmena Corp from an unrelated third party. Colmena is currently in default on filing its registration and is subject to a 2% per month penalty. For the year ended March 31, 2006 the Company recognized income from penalties of $96,000 and interest income of $32,002 associated with these secured debentures. For the year ended March 31, 2005 the Company recognized income from capital raising fees of $20,000 and interest income of $6,839 associated with these secured debentures. As of March 31,2006 and 2005, Colmena owed the Company $400,000.

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

In January 2005 the Company purchased an additional $280,000 of 5% convertible debenture from Cinema Ride, Inc.(“Cinema Ride”). The debenture is due 9 months from the date of issuance. The note plus accrued interest is convertible into common stock at (a) an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company’s Common Stock, for the five (5) trading days immediately preceding the conversion rate. The Company also received 40,000 common stock warrants at a price of $.25 per share. The warrants expire 3 years for the date of the convertible note. The Company has not assigned any value to these warrants as they were issued at above market value of the common stock on the date of issuance. For the year ended March 31, 2006 the Company recognized interest income of $27,998 associated with these convertible debentures. In March, 2006 the Company converted $25,000 of the debenture into common stock, the Company recognized a gain of $3,115 on the sale of the common stock.

Cinema Ride defaulted on the Secured Note issued to the Company in the principal amount of $530,000 for failing to have its registration statement declared effective by the specified Filing Date according to the terms of the Note. The Company rescinded such default and entered into a settlement with Cinema Ride to cure the liquidated damages owed to Advantage Capital. The terms of the Agreement consisted of three equal installments of $10,600.00, payable on the 18 th day of each month beginning October 18, 2005 and ending December 18, 2005 (“Payment Plan”). The Company further agreed to extend the date on which Borrower must have its registration statement declared effective by the United States Securities and Exchange Commission to November 30, 2005. If the Borrower’s registration statement is declared effective by November 30, 2005, the Company agreed to forgo the October and November payments due from the Borrower according to the Payment Plan. If the Borrower’s registration statement is not declared effective by November 30, 2005, the Default shall be reinstated and all amounts due and owing to the Company shall immediately become payable. For the year ended March 31, 2006 the Company recognized $175,200 in financing revenue as a result of those penalties. For the year ended March 31,

2005 the Company recognized income from capital raising fees of $53,000 and interest income of $8,066 associated with these convertible debentures. As of March 31,2006 and 2005, Cinema Ride owed the Company $505,000 and $530,000, respectively.

For the year ended March 31, 2006 the Company purchased an additional $40,750 of common stock of Global Triad, Inc. (“Global Triad”). The Company sold a total of $68,988 of the common stock for the year ended March 31, 2006, the Company recognized gains of $20,133 associated with sale of sale of these securities. For the year ended March 31, 2005 the Company recognized gains of $7,766 associated with sale of sale of these securities.

In July 2005, the Company entered into a 30 day promissory note and security agreement in the amount of $30,000 with a company. The note bears interest at a rate of 18% per annum. The note was repaid in September 2005. The Company received a total of $39,000 which included legal fees, capital raising fees and interest.

In September 2005, the Company purchased a convertible debenture of Cargo Connection, Inc. from an unrelated third party in the amount of $50,000. The debenture is convertible into common stock upon demand by the Company at a 80% of the average 3 lowest closing bid prices over the five days prior to conversion. During the year ended March 31, 2006 the Company converted a total of $30,000 and recognized a gain of $20,294 on sale of the stock. In addition the Company recognized interest income of $8,140 on the notes and capital raising fees of $3,174. In March, 2006 the Company was repaid the outstanding debenture balance of $20,000 and the interest of $8,140.

In March, 2006 the Company purchased $100,000 of 12% secured convertible debenture from Global Imports and Trading, Inc. (“Global Imports”). The debenture is due 18 months from the date of issuance. The note plus accrued interest is convertible into common stock at (a) an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company’s Common Stock, for the five (5) trading days immediately preceding the conversion rate. The Company also received common stock warrants to purchase a total of 2.99% of the fully diluted shares of Global Imports common stock The Company has not assigned any value to these warrants as they were issued at above market value of the common stock on the date of issuance. For the year ended March 31, 2006 the Company recognized interest income of $2,333 associated with this debenture.

In March 2006, the Company entered into a one year promissory note and security agreement in the amount of $16,000 with Pryaer Haute Couture, Inc. The note bears interest at a rate of 10% per annum.

On March 6, 2006, the Company received written consents in lieu of a meeting of Stockholders from holders of 10,586,264 shares (representing approximately 51.09% of the 20,719,699 issued and outstanding shares of the Company’s common stock as of the date hereof), approving and authorizing the withdrawal of the Company’s election to be treated as a Business Development Company (“BDC”) under the Investment Company Act of 1940 (the “Investment Company Act”); and the Board plans on filing a Withdrawal Notice with the Securities and Exchange Commission (the “SEC”) to withdraw the Company’s election to be treated as a BDC.

Our principal offices are located at 19066 N.E. 29th Avenue, Aventura, Florida. Our phone number is 305-749-1186.

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

PORTFOLIO COMPANIES

The following table sets forth certain information as of March 31, 2006, regarding each portfolio company in which we had a debt or equity investment. We make available significant managerial assistance to our portfolio companies. No portfolio company accounts for more than 5% of our assets. Other than these investments, our only relationships with our portfolio companies are:

•	the consulting services we provide separately to the portfolio companies indicated by footnote 2 in the table below, which services are typically ancillary to our investments; and

Portfolio Company	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (1)	March 31, 2006
				Cost	Fair Value
Global IT Holdings, Inc. (2) 535-5th Avenue New York, NY 10017	Staffing	Common Stock Senior Debt	15%	$491,300	$541,546
Colmena Corp. (Net Worth Systems) 6499 NW 9th Ave. Suite 304 Ft. Lauderdale, FL 33309	Information Technology	Senior Debt Warrants	N/A	$400,000	$400,000

Cinema Ride, Inc. (2) TIX4TONIGHT 12001 Ventura Pl. Suite 340 Studio City, CA 91604	Entertainment	Convertible Debt	N/A	$505,000	$505,000

College Partners 1744 Sam Rittenberg Blvd. Suite D Charleston, SC 29407	Educational	Debt	N/A	$40,000	$40,000

Americana Publishing, Inc. 303 San Mateo NE Suite 104A Albuquerque, NM 87108	Entertainment	Convertible Debt	N/A	$11,112	$30,348

CES Industries 3500 Sunrise Highway Suite T211 Great River, NY11739	Building/Construction	Convertible Debt	N/A	$41,621	$41,621

Prayer Haute Couture, Inc 16311 Ventura Blvd. Suite 1275 Encino, CA 91436	Garment design	Convertible Debt	N/A	$16,000	$16,000

Global Imports and Trading, Inc. 8000 Excelsior Boulevard Hopkins, MN 55343	Domestic goods	Convertible Debt	N/A	$100,000	$100,000

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

We are currently taxed as an ordinary corporation under Subchapter C of the Internal Revenue Code. We intend to elect to be treated as a "regulated investment company" or "RIC" under Subchapter M of the Internal Revenue Code with the filing of our federal corporate income tax return for 2005, which election would be effective as of 2005. As a RIC, we generally will not have to pay corporate taxes on any income we distribute to our stockholders as dividends, which will allow us to reduce or eliminate our corporate-level tax liability.

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

•

at least 50% of the value of our assets consists of cash, cash items, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer, and no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable Internal Revenue Code rules, by us and are engaged in the same or similar or related trades or businesses (known as the “Diversification Tests”).

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

Our Investments May Not Generate Sufficient Income to Cover Our Operations.

We intend to make investments into qualified companies that will provide the greatest overall return on our investment. However, certain of those investments may fail, in which case we will not receive any return on our investment. In addition, our investments may not generate income, either in the immediate future, or at all. As a result, we may have to sell additional stock, or borrow money, to cover our operating expenses. The effect of such actions could cause our stock price to decline or, if we are not successful in raising additional capital, we could cease to continue as a going concern.

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

FORWARD-LOOKING STATEMENTS

Information included or incorporated by reference in this annual report on Form 10-K may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

This Form 10-K contains forward-looking statements, including statements regarding, among other things, (a)our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis or Plan of Operations” and “Business,” as well as in this Form 10-K generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements will in fact occur.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties important to our operation. Our principal executive offices are located at 19066 N.E. 29th Avenue, Aventura, Florida. We currently operated on a month-to-month basis without a written lease. The landlord is Re-Max Reality Group and we pay $500.00 per month. Our office facilities are suitable and adequate for our business as it is presently conducted.

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

According to the complaint, the Company, while known as C.E.C. Industries Corp. and controlled by a prior management, agreed to indemnify the issuer of the bond for all claims arising against the bond. On June 29, 2006 a judgment in the amount of $7,796,147 was levied against the Company. For the year ended March 31, 2006 the Company recorded an accrued judgment of $7,796,147.

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

In August, 2006, the Company was served with a Complaint by Mark B. Aronson v. Advantage Capital Development, Corp., In the Court of Common Pleas of Allegheny County, Pennsylvania, Civil Division, Arbitration Docket. The Complaint is based on an allegation of unlawful solicitation by spam mail. The Company denies all such claims and has retained counsel to respond to such complaint.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On or about March 6, 2006, the Company received written consents in lieu of a meeting of Stockholders from holders of 10,586,264 shares (representing approximately 51.09% of the 20,719,699 issued and outstanding shares of the Company’s common stock as of the date hereof), approving and authorizing (1) the withdrawal of the Company’s election to be treated as a Business Development Company (“BDC”) under the Investment Company Act of 1940 (the “Investment Company Act”); (2) the sale of any and all of the assets of the Company, if the business operations of the Company are not successful or such sale is necessary in the sole discretion of the Board to either assist in compliance or to withdraw the Company’s election to be treated as a BDC, or if the Board of Director deems such sale to be in the best interest of the Company and its shareholders; and up to a 1 to 20 reverse split of the Company’s common stock, contingent upon the effectiveness of the withdrawal of election to be treated as a BDC.

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

	Bid Price Per Share
	High	Low
2003
March 31, 2003	$1.70	$0.40
June 30, 2003	$5.20	$0.50
September 30, 2003	$4.00	$1.80
December 31, 2003	$2.50	$1.20

2004
March 31, 2004	$1.70	$0.13
June 30, 2004	$0.60	$0.10
September 30, 2004	$0.72	$0.10
December 31, 2004	$0.67	$0.40

2005
March 31, 2005	$0.50	$0.13
June 30, 2005	$0.029	$.017
September 30, 2005	$.0.29	$0.13
December 31, 2005	$0.15	$.01

2006
March 31, 2006	$0.03	$.02

The Company issued a stock dividend of 331,799,021 of its common shares of Global IT Holdings, Inc. to Advantage Capital’s shareholders of record on February 20, 2006 pro rata that held greater than 1,000 shares of Advantage Capital common stock. All shareholders of record holding 1,000 shares or less of Advantage Capital’s common stock were entitled to receive a cash dividend equal to the value of the stock dividend that they would otherwise have been entitled to receive. For every share of Advantage Capital Development Corp. held, Advantage Capital shareholders holding greater than 1,000 shares of Advantage Capital common stock received 16.1471285 shares of Global IT Holdings, Inc. common stock.

No dividend was declared or paid by the Company during fiscal year 2005 or 2004. A decision to pay dividends in the future will depend upon the Company’s profitability, need for liquidity and other financial considerations. There are approximately 1,698 shareholders of the 19,900,090 outstanding shares, as of August 4, 2006. The total shares outstanding for the Company reflects the cancellation of 2,475,000 shares (pre 10-1 forward split undertaken in September 2004) held by Mr. Dvorak although these shares have not been cancelled of record. The 3,330,050 shares held in escrow pursuant to the stock purchase agreement with Alpha Capital Aktiengesellschaft are not included in our total shares outstanding. The last reported price for our common stock on August 4, 2006 was $0.018 per share.

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

In January 2005, the Company amended its consulting services agreement dated September 20, 2004 with Triple Crown Consulting Inc. (“Triple Crown”). The Agreement was extended until May 31, 2005. As compensation, The Company agreed to issue Triple Crown a total of 850,000 shares of common stock valued at $250,000. The Company issued a total of 575,000 shares of common stock valued at $240,000 pursuant to this agreement. In June 2005 the Company and Triple Crown agreed to terminate the agreement.

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the years ended March 31, 2001, 2002, 2003, 2004, 2005 and 2006 is derived from our financial statements. The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	2006	2005	2004	2003	2002	2001

Operating Revenues (Capital raising fees and interest income)	$421,991	$176,128	0	0	$1,721	$10,305
Net income (loss) from continuing operations	($9,424,833)	($764,407)	($1,317,947)	($241,471)	($5,536)	($167,953)
Income/loss per common share: Continuing operations	(.47)	(.08)	(.03)	(.00)	(.01)	(.01)
Total Assets	$2,087,966	$2,332,486	$384,922	$116,910	$116,891	$117,727
Long term obligations/ Preferred stock	$1,423,151	1,498,151	0	0	0	0
Cash dividends per common share	0	0	0	0	0	0

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-K, are forward-looking statements. In addition, when used in this document, the words “anticipate, “estimate,” “project” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to certain risks, uncertainties and assumptions including risks relating to our limited operating history and operations losses; significant capital requirements; development of markets required for successful performance by the Company as well as other risks described in the Company’s Annual Report on this Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although the Company believes that the expectations we include in such forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct.

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

INCOME TAXES

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of March 31, 2006, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

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

Capital raising fees increased for the year ended March 31, 2006 to $284,004 from $134,855 for the year ended March 31, 2005. The Company typically charges a 10% up front non refundable fee for most financing transactions.

Factoring fees increased for the year ended March 31, 2006 to $28,875 from $0 for the year ended March 31, 2005.

Interest income increased for the year ended March 31, 2006 to $109,112 from $41,273 for the year ended March 31, 2005. The Company typical charges interest at a rate of between 5% to 10% on convertible notes it purchases. The Company may also receive warrants as part of the financing. No value has been recorded for these warrants until they are exercised.

General and administrative expenses were $64,550 for the year ended March 31, 2006 compared to $0 for the year ended March 31, 2005.. Consulting was $809,210 for the year ended March 31, 2006 compared to $384,854 for the year ended March 31, 2005. The increase was caused by $802,000 which was paid by the issuance of 3,475,000 shares of common stock. This was mainly attributable to the change in management of the Company and an election to become a business development corporation This was mainly attributable to the change in management of the Company and an election to become a business development corporation.. Legal and professional fees were

$174,519 for the year ended March 31, 2006 compared to $80,309 for the year ended March 31, 2005, this was a result of the Company becoming a Business Development corporation. Management fees were $90,000 for the year ended March 31, 2006 compared to $73,500 for the year ended March 31, 2005, Company utilizes and unrelated third party for business development services.

Interest expense for year ended March 31, 2006 was $99,655 compared to $70,156 for year ended March 31, 2005. The increase in interest was a direct result of the Company’s financing through a $1,000,000, 5% convertible note.

Penalties expense was $300,000 for the year ended March 31, 2006 compared to $120,000 for the year ended March 31, 2005. The Company was obligated to file a SB-2 registration statement within 30 days of the initial funding of it convertible debenture or pay a 2% penalty per month. The Company has recorded penalties of $327,500 as of March 31, 2006.

Settlement increased to $7,796,147 for the year ended March 31, 2006 from $40,694 for the year ended March 31, 2005. On October 12, 2004, the Company was served with a Third Party Complaint by American Motorists Insurance Company in victory Village Limited III v. Builders Control Services Company, Inc. and American Motorist Insurance Company (“AMIC”), District Court, Clark County, Nevada. The Complaint is based on alleged bond made by the Company to American Motorist in 1995  The complaint is based on an agreement signed by the Company that required the Company to indemnify the issuer of a bond in which a wholly owned subsidiary of the Company was a principle. The bond was issued in connection with a real estate transaction that began in 1995. The events that led to the default on the bond occurred between the years of 1995 and 2004. According to the complaint, the Company, while known as C.E.C. Industries Corp. and controlled by a prior management, agreed to indemnify the issuer of the bond for all claims arising against the bond. On June 29, 2006 a judgment in the amount of $7,796,147 was levied against the Company.

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

In August 2004, the Company entered into a Business Development Agreement with Global IT Holdings, Inc. (“Global”), a New York-based holding company created to acquire targeted internet technology (IT) staffing firms. The Company received a twenty one percent (21%) or 593,250,000 shares of Global’s common stock, in exchange for its commitment to provide business development services to Global. On March 6, 2006, the Company issued a stock dividend distribution dividend of 331,799,021 of its common shares of Global IT Holdings, Inc. to shareholders of record on February 20, 2006. The Company will still retain a 9.9 percent stake in Global the IT staffing holding company. The fair market value of the common stock retained by the Company was $50,246 at March 31, 2006 and is recorded as an unrealized gain. The Company invested $500,000 through a collateralized senior debenture. The note bears interest at six and one-half percent (6.5%) and matures on December 31, 2004. The Company advanced Global an additional total of $165,000 with similar terms as above with an interest rate of 10%. In February 2005, the Company extended the due date of its Series A 6.5% notes with Global IT Holdings, Inc. until March 31, 2006. In March 2006 the Company extended the due date of the notes to December 31, 2006. During the year ended March 31, 2006 the Company advanced an additional $76,300 with similar terms as above The Company recognized capital raising of $7,000 associated with this transaction. For the year ended March 31, 2006 the Company recognized interest income of $28,826 associated with these debentures. In July, 2005 the Company received a repayment of $250,000 of principal. For the year ended March 31, 2005 the Company recognized income from capital raising fees of $61,855 and interest income of $24,268 associated with these debentures. As of March 31, 2006 and 2005, Global owed the Company $491,300 and $500,000, respectively.

In October 2004 the Company entered into a promissory note and security agreement in the amount of $50,000 with a company. In February 2006 the Company received a $10,000 payment on the note. The note bears interest at a rate of 10% per annum. The third party has agreed that the return on the note will be 25% and will have 90 days from the date of the note repayment to pay the difference. For the year ended March 31, 2006 the Company recognized $4,754 of interest income associated with this promissory note. For the year ended March 31, 2005 the Company recognized $2,069 of interest income associated with this promissory note. As of March 31,2006 and 2005, the Company was due $40,000 and $50,000, respectively.

In October 2004, the Company purchased a convertible debenture of American Publishing, Inc. from an unrelated third party in the amount of $18,259. The debenture is convertible into $36,518 of common stock upon demand by the Company. During the year ended March 31, 2005 the Company converted a total of $10,000 into common stock and recognized gains of $26,592 on the sale of the common stock. As of March 31, 2006 the Company still retains common stock with a basis pf $1,244 and a fair market value of $8,481. In addition, on March 29, 2006 the Company loaned American Publishing an additional $17,000 at a rate of 10% per annum due June 29, 2006 or is convertible into common stock at a price of 75% of market value. For the year ended March 31, 2005 the Company recognized gains of $5,870 associated with the sale of common stock.

In November 2004 the Company purchased a $200,000 8% secured convertible debenture from Colmena Corp. (“Colmena”). The note plus accrued interest is convertible into common stock at (a) an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company’s Common Stock, for the thirty (30) trading days immediately preceding the conversion rate. The Company also received 40,000 common stock warrants at a price of $.30 per share. The warrants expire 2 years for the date of the convertible note. The Company has not assigned any value to these warrants as they were issued at above market value of the common stock on the date of issuance. In March 2005 the Company purchased an additional $200,000 of 8% secured convertible debenture of Colmena Corp from an unrelated third party. Colmena is currently in default on filing its registration and is subject to a 2% per month penalty. For the year ended March 31, 2006 the Company recognized income from penalties of $96,000 and interest income of $32,002 associated with these secured debentures. For the year ended March 31, 2005 the Company recognized income from capital raising fees of $20,000 and interest income of $6,839 associated with these secured debentures. As of March 31,2006 and 2005, Colmena owed the Company $400,000.

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

In January 2005 the Company purchased an additional $280,000 of 5% convertible debenture from Cinema Ride, Inc. (“Cinema Ride”). The debenture is due 9 months from the date of issuance. The note plus accrued interest is convertible into common stock at (a) an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company’s Common Stock, for the five (5) trading days immediately preceding the conversion rate. The Company also received 40,000 common stock warrants at a price of $.25 per share. The warrants expire 3 years for the date of the convertible note. The Company has not assigned any value to these warrants as they were issued at above market value of the common stock on the date of issuance. For the year ended March 31, 2006 the Company recognized interest income of $27,998 associated with these convertible debentures. In March, 2006 the Company converted $25,000 of the debenture into common stock, the Company recognized a gain of $3,115 on the sale of the common stock.

Cinema Ride defaulted on the Secured Note issued to the Company in the principal amount of $530,000 for failing to have its registration statement declared effective by the specified Filing Date according to the terms of the Note. The Company rescinded such default and entered into a settlement with Cinema Ride to cure the liquidated damages owed to Advantage Capital. The terms of the Agreement consisted of three equal installments of $10,600.00, payable on the 18 th day of each month beginning October 18, 2005 and ending December 18, 2005 (“Payment Plan”). The Company further agreed to extend the date on which Borrower must have its registration statement declared effective by the United States Securities and Exchange Commission to November 30, 2005. If the Borrower’s registration statement is declared effective by November 30, 2005, the Company agreed to forgo the October and November payments due from the Borrower according to the Payment Plan. If the Borrower’s registration statement is not declared effective by November 30, 2005, the Default shall be reinstated and all amounts due and owing to the Company shall immediately become payable. For the year ended March 31, 2006 the Company recognized $175,200 in financing revenue as a result of those penalties. For the year ended March 31, 2005 the Company recognized income from capital raising fees of $53,000 and interest income of $8,066 associated with these convertible debentures. As of March 31,2006 and 2005, Cinema Ride owed the Company $505,000 and $530,000, respectively.

For the year ended March 31, 2006 the Company purchased an additional $40,750 of common stock of Global Triad, Inc. (“Global Triad”). The Company sold a total of $68,988 of the common stock for the year ended March 31, 2006, the Company recognized gains of $20,133 associated with sale of sale of these securities. For the year ended March 31, 2005 the Company recognized gains of $7,766 associated with sale of sale of these securities.

In July 2005, the Company entered into a 30 day promissory note and security agreement in the amount of $30,000 with a company. The note bears interest at a rate of 18% per annum. The note was repaid in September 2005. The Company received a total of $39,000 which included legal fees, capital raising fees and interest.

In September 2005, the Company purchased a convertible debenture of Cargo Connection, Inc. from an unrelated third party in the amount of $50,000. The debenture is convertible into common stock upon demand by the Company at a 80% of the average 3 lowest closing bid prices over the five days prior to conversion. During the year ended March 31, 2006 the Company converted a total of $30,000 and recognized a gain of $20,294 on sale of the stock. In addition the Company recognized interest income of $8,140 on the notes and capital raising fees of $3,174. In March, 2006 the Company was repaid the outstanding debenture balance of $20,000 and the interest of $8,140.

In March, 2006, the Company purchased $100,000 of 12% secured convertible debenture from Global Imports and Trading, Inc. (“Global Imports”). The debenture is due 18 months from the date of issuance. The note plus accrued interest is convertible into common stock at (a) an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company’s Common Stock, for the five (5) trading days immediately preceding the conversion rate. The Company also received common stock warrants to purchase a total of 2.99% of the fully diluted shares of Global Imports common stock The Company has not assigned any value to these warrants as they were issued at above market value of the common stock on the date of issuance. For the year ended March 31, 2006 the Company recognized interest income of $2,333 associated with this debenture.

In March 2006, the Company entered into a one year promissory note and security agreement in the amount of $16,000 with Pryaer Haute Couture, Inc. The note bears interest at a rate of 10% per annum.

We terminated our Engagement Agreement with Knightsbridge Holdings, LLC and our consulting services agreement dated September 20, 2004 with Triple Crown Consulting Inc.

Pursuant to the requirements of the 1940 Investment Act, we have obtained a fidelity bond and our board of directors adopted a compliance manual.

On March 6, 2006, the Company received written consents in lieu of a meeting of Stockholders from holders of 10,586,264 shares (representing approximately 51.09% of the 20,719,699 issued and outstanding shares of the Company’s common stock as of the date hereof), approving and authorizing the withdrawal of the Company’s election to be treated as a Business Development Company (“BDC”) under the Investment Company Act of 1940 (the “Investment Company Act”); and the Board plans on filing a Withdrawal Notice with the Securities and Exchange Commission (the “SEC”) to withdraw the Company’s election to be treated as a BDC.

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

During the year ended March 31, 2006, Montgomery Equity Partners, LTD redeemed 750,000 shares of its Preferred Stock for proceeds of $75,000. The Company also paid an additional $25,000 in accrued penalties it owed on the Preferred Stock.

On March 6, 2006, the Company received written consents in lieu of a meeting of Stockholders from holders of 10,586,264 shares (representing approximately 51.09% of the 20,719,699 issued and outstanding shares of the Company’s common stock as of the date hereof), approving and authorizing the withdrawal of the Company’s election to be treated as a Business Development Company (“BDC”) under the Investment Company Act of 1940 (the “Investment Company Act”); and the Board plans on filing a Withdrawal Notice with the Securities and Exchange Commission (the “SEC”) to withdraw the Company’s election to be treated as a BDC.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Advantage Capital Development Corporation

19066 NE 29th Street

Aventura, FL 33180

We have audited the accompanying statement of net assets, including the schedule of investments, of Advantage Capital Development Corporation as of March 31, 2006 and 2005 and the related statements of operations, and changes in net assets for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 2006 and 2005 financial statements referred to above present fairly, in all material respects, the financial position of Advantage Capital Development Corporation as of March 31, 2006 and 2005, and the results of its operations and its changes in net assets for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully explained in Note 1 to the financial statements, a judgment in the amount of approximately $8 million was levied against the Company. This uncertainty to satisfy the judgment raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans are also described in Note 1. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should the Company be unable to continue as a going concern.

Wiener, Goodman & Company, P.C.

Eatontown, New Jersey

July 28, 2006

ADVANTAGE CAPITAL DEVELOPMENT CORP
Statement of Net Assets

	March 31,
	2006	2005

ASSETS:
Loans and investments in portfolio securities
at market or fair value:
Affiliate companies (cost of $1,605,033 and $1,619,019, respectively)	$1,674,515	$1,627,477
Cash	114,726	307,391
Interest receivable	279,930	27,618
Prepaid expenses	18,825	-
Deferred financing costs	-	370,000

Total Assets	2,087,996	2,332,486

LIABILITIES:
Accounts payable	55,672	36,978
Accrued expenses	531,470	152,668
Accrued judgment	7,796,147	-

Total Liabilities	8,383,289	189,646

NET ASSETS
Preferred stock, $.001 par value; 100,000,000 authorized,
14,231,510 and 14,981,511 issued and outstanding, repectively	1,423,151	1,498,151
Common stock, $.001 par value; 5,000,000,000
shares authorized, 19,900,090 shares and 15,437,648
issued and outstanding, respectively	19,900	15,438
Additional paid-in capital	13,177,763	12,240,236
Accumulated deficit	(20,916,107)	(11,610,985)

Net Assets	$(6,295,293)	$2,142,840

Net assets per share	$(0.32)	$0.14

See notes to financial statements

ADVANTAGE CAPITAL DEVELOPMENT CORP
STATEMENTS OF OPERATIONS

	For the years ended
	March 31,
	2006	2005

REVENUES:
Capital raising fees	$284,004	$134,855
Factoring fees	28,875	-
Interest income	109,112	41,273

Total Revenue	421,991	176,128

COST AND EXPENSES:

General and administrative	64,550	62,196
Consulting	809,210	384,854
Amortization	-	24,986
Warrants expense	-	20,020
Advertising	17,651	-
Travel	8,835	16,909
Salaries	116,257	43,750
Legal and prefessional	174,519	80,309
Management fees	90,000	73,500
Interest expense	99,655	70,156
Settlements	7,796,147	40,694
Financing fees	370,000	3,161
Penalties	300,000	120,000

Total operating expenses	9,846,824	940,535

	(9,424,833)	(764,407)

Net unrealized appreciation on Investment transactions	49,026	8457

Net realized appreciation on Investment transactions	70,685	13,623

Net (decrease) in net assets
resulting from operations and before
cumulative effect of change in accounting
principles	(9,305,122)	(742,327)

Cumulative effect of change in accounting
principles	-	(248,999)

Net (decrease) in net assets
resulting from operations after
cumulative effect of change in accounting
principles	$(9,305,122)	$(991,326)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - basic and diluted	19,900,090	9,456,811

		.
NET LOSS PER SHARE - basic and diluted before
cumulative effect of change in accounting
principles	$(0.47)	$(0.08)

Cumulative effect of change in accounting
principles	$-	$(0.03)

NET LOSS PER SHARE - basic and diluted after
cumulative effect of change in accounting
principles	$(0.47)	$(0.11)

See notes to financial statements

ADVANTAGE CAPITAL DEVELOPMENT CORP
Schedule of Investments

Balance March 31, 2005

		Percentage of		Fair
Company	Description of Business	Investments	Cost	Market value	Affiliation

Investments equal 69% of net assets

Debt
Global IT Holdings	IT Staffing	38%	$ 615,000	$ 615,000	None
College Partners	Education	3%	50,000	50,000	None
Cinema Ride, Inc.	Entertainment	33%	530,000	530,000	None
Colmena Corp	Software	24%	400,000	400,000	None
		98%	1,595,000	1,595,000
Equity
Global IT Holdings	IT Staffing
Americana Publishing	Books	1%	14,867	19,867	None
Global Triad, Inc.	Communication	1%	9,152	12,610	None
		2%	24,019	32,477

		100%	$ 1,619,019	$1,627,477

Balance March 31, 2006

		Percentage of		Fair
Company	Description of Business	Investments	Cost	Market value	Affiliation

Investments equal 80% of net assets

Debt
Global IT Holdings	IT Staffing	30%	$ 491,300	$ 491,300	None
College Partners	Education	2%	40,000	40,000	None
Cinema Ride, Inc.	Entertainment	30%	505,000	505,000	None
Americana Publishing	Books	1%	9,868	21,867	None
Global Imports	Domestic goods	6%	100,000	100,000	None
CES International, Inc	Software	2%	41,621	41,621	None
Prayer Haute Couture, Inc.	Garment design	1%	16,000	16,000	None
Colmena Corp	Software	24%	400,000	400,000	None
		96%	1,603,789	1,615,788
Equity
Americana Publishing	Books	1%	1,244	8,481	None
Global IT Holdings	IT Staffing	3%	-	50,246	None
		4%	1,244	58,727

		100%	$ 1,605,033	$1,674,515

See notes to financial statements

ADVANTAGE CAPITAL DEVELOPMENT CORP.
STATEMENT OF CHANGES IN NET ASSETS

	For the Years Ended
	March 31,
	2006	2005

Decrease in net assets from operations
Investment loss - net	$(9,424,833)	$(764,407)

Cumulative effect of change in accounting principles	-	(248,999)

	(9,424,833)	(1,013,406)

Net change is unrealized appreciation of investments	49,026	8,457

Net change is realized appreciation of investments	70,685	13,623

Net decrease in net assets resulting
from operations	(9,305,122)	(991,326)

Capital Share Transactions	866,989	3,965,200

Total Increase / (Decrease)	(8,438,133)	2,973,874

Beginning of the year	2,142,840	(831,034)

End of Year $	$ (6,295,293)	$2,142,840

	.
See notes to financial statements

ADVANTAGE CAPITAL DEVELOPMENT CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

1. BASIS OF PRESENTATION

Advantage Capital Development Corp. (“Advantage or the Company”) was incorporated as Justheim Petroleum Company in Nevada in 1952. C.E.C. Management Corp. was merged into Justheim Petroleum Company effective December 31, 1986, and was renamed C.E.C. Industries Corp. Prior to the merger, Justheim had historically engaged in the business of acquiring, holding and selling oil and gas leaseholds and retaining overriding royalty rights. C.E.C. Management Corp. primarily was in the business of engineering consulting and designing and marketing customized minerals processing systems and equipment.

On August 12, 2004, the Company’s board of Directors voted to be regulated pursuant to Section 54 of the Investment Act. The decision to be regulated pursuant to Section 54 of the Investment Act was made primarily to better reflect Advantage’s anticipated future business and for developing relationships. As a business development company under Section 54 of the Investment Act, Advantage is required to invest a portion of its assets into developing companies. Advantage is focusing its investments in developing companies, but does not intend to limit its focus or its investments in any particular industry. Advantage intends to seek investments in companies that offer attractive investment opportunities.

On March 6, 2006, the Company received written consents in lieu of a meeting of Stockholders from holders of 10,586,264 shares (representing approximately 51.09% of the 20,719,699 issued and outstanding shares of the Company’s common stock as of the date hereof), approving and authorizing the withdrawal of the Company’s election to be treated as a Business Development Company (“BDC”) under the Investment Company Act of 1940 (the “Investment Company Act”); and 20 calendar days after the mailing of this Information Statement, the Board will be filing a Withdrawal Notice with the Securities and Exchange Commission (the “SEC”) to withdraw the Company’s election to be treated as a BDC.

The Company’s financial statements for the year ended March 31, 2006 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Management recognizes that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

The Company presently does not have sufficient liquid assets to finance its anticipated funding needs and obligations. A judgment in the amount of approximately $8 million was levied against the Company in connection with events that occurred while the Company was controlled by prior management. All present assets are secured by the preferred shareholders. At this time, the Company does not have the ability to liquidate or satisfy the judgment. Management is actively seeking negotiations to settle the claim. This uncertainty leaves substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty should the Company not be able to continue as a going concern.

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

The Company is currently taxed as a corporation under Subchapter C of the Internal Revenue Code. We intend to elect to be treated as a “regulated investment company” or “RIC” under Subchapter M of the Internal Revenue Code with the filing of our federal corporate income tax return for 2005, which election would be effective as of 2005. As a RIC, the Company generally will not have to pay corporate taxes on any income it distributes to its stockholders as dividends, which will allow us to reduce or eliminate our corporate-level tax liability.

Net earnings (loss) per share

Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible preferred stock, in the weighted-average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities of 139,066,750 have been excluded from this computation, as their effect is anti-dilutive.

Stock Based Compensation

The Company issues shares of common stock to non-employees as stock based compensation. The Company accounts for the services using the fair market value of the services rendered. For the year ended March 31, 2006 and 2005 the Company issued 3,475,000 and 3,101,733 shares of common stock and recorded compensation expense of $802,000 and $646,000 ,respectively, in connection with the issuance of these shares.

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

Based on the previous methodology, the Company determined that the Company valued all its debt investments at cost and common stock at fair market value as of March 31, 2006.

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

4. FINANCIAL HIGHLIGHTS

	March 31,
	2005	2006
Per Share Operating Performance:
Net asset value beginning of period	$ (0.14)	$ 0.14

Income from investment operations
Net investment loss	(0.05)	(0.48)
Net realized and unrealized gain (loss)
On investment transactions	-	0.01
Cumulative effect of change in accounting principle	(0.02)	-
Total from investment operations	(0.07)	(0.47)

Sale of Stock	0.35	0.01

Net asset value, Year ended March 31, 2006	$ 0.14	$ (0.32)

Total Return	275%	-329%

Ratios as a Percent of Average Net Assets:
Expenses	44%	472%
Net investment loss	36%	446%

5. INVESTMENTS

In August 2004, the Company entered into a Business Development Agreement with Global IT Holdings, Inc. (“Global”), a New York-based holding company created to acquire targeted internet technology (IT) staffing firms. The Company received a twenty one percent (21%) or 593,250,000 shares of Global’s common stock, in exchange for its commitment to provide business development services to Global. On March 6, 2006, the Company issued a distribution in the form of a stock dividend of 331,799,021 of its common shares of Global IT Holdings, Inc. to shareholders of record on February 20, 2006. The Company will still retain a 9.9 percent stake in Global the IT staffing holding company. The fair market value of the common stock retained by the Company was $50,246 at March 31, 2006 and is recorded as an unrealized gain. The Company invested $500,000 through a collateralized senior debenture. The note bears interest at six and one-half percent (6.5%) and matures on December 31, 2004. The Company advanced Global an additional total of $165,000 with similar terms as above with an interest rate of 10%. In February 2005, the Company extended the due date of its Series A 6.5% notes with Global IT Holdings, Inc. until March 31, 2006. In March 2006 the Company extended the due date of the notes to December 31, 2006. During the year ended March 31, 2006 the Company advanced an additional $76,300 with similar terms as above. The Company recognized capital raising fees of $7,000 associated with this transaction. For the year ended March 31, 2006 the Company recognized interest income of $28,826 associated with these debentures. In July, 2005 the Company received a repayment of $250,000 of principal. For the year ended March 31, 2005 the Company recognized income from capital raising fees of $61,855 and interest income of $24,268 associated with these debentures. As of March 31, 2006 and 2005, Global owed the Company $491,300 and $615,000 respectively.

In October 2004 the Company entered into a promissory note and security agreement in the amount of $50,000 with a company. In February 2006 the Company received a $10,000 payment on the note. The note bears interest at a rate of 10% per annum. The third party has agreed that the return on the note will be 25% and will have 90 days from the date of the note repayment to pay the difference. For the year ended March 31, 2006 the Company recognized $4,754 of interest income associated with this promissory note. For the year ended March 31, 2005 the Company recognized $2,069 of interest income associated with this promissory note. As of March 31, 2006 and 2005, the Company was due $40,000 and $50,000, respectively.

In October 2004, the Company purchased a convertible debenture of American Publishing, Inc. from an unrelated third party in the amount of $18,259. The debenture is convertible into $36,518 of common stock upon demand by the Company. During the year ended March 31, 2005 the Company converted a total of $10,000 into common stock and recognized gains of $26,592 on the sale of the common stock. As of March 31, 2006 the Company still retains common stock with a basis pf $1,244 and a fair market value of $8,481. In addition on March 29, 2006 the Company loaned American Publishing an additional $17,000 at a rate of 10% per annum due June 29, 2006 or is convertible into common stock at a price of 75% of market value. For the year ended March 31, 2005 the Company recognized gains of $5,870 associated with the sale of common stock.

In November 2004 the Company purchased a $200,000 8% secured convertible debenture from Colmena Corp. (“Colmena”). The note plus accrued interest is convertible into common stock at (a) an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company’s Common Stock, for the thirty (30) trading days immediately preceding the conversion rate. The Company also received 40,000 common stock warrants at a price of $.30 per share. The warrants expire 2 years for the date of the convertible note. The Company has not assigned any value to these warrants as they were issued at above market value of the common stock on the date of issuance. In March 2005 the Company purchased an additional $200,000 of 8% secured convertible debenture of Colmena Corp from an unrelated third party. Colmena is currently in default on filing its registration and is subject to a 2% per month penalty. For the year ended March 31, 2006 the Company recognized income from penalties of $96,000 and interest income of $32,002 associated with these secured debentures. For the year ended March 31, 2005 the Company recognized income from capital raising fees of $20,000 and interest income of $6,839 associated with these secured debentures. As of March 31, 2006 and 2005, Colmena owed the Company $400,000.

In December 2004 the Company purchased $250,000 of 5% convertible debenture from Cinema Ride, Inc. (“Cinema Ride”). The debenture is due 9 months from the date of issuance. The note plus accrued interest is convertible into common stock at (a) an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company’s Common Stock, for the five (5) trading days immediately preceding the conversion rate. The Company also received 40,000 common stock warrants at a price of $.25 per share. The warrants expire 3 years for the date of the convertible note. The Company has not assigned any value to these warrants as they were issued at above market value of the common stock on the date of issuance.

In January 2005 the Company purchased an additional $280,000 of 5% convertible debenture from Cinema Ride, Inc.(“Cinema Ride”). The debenture is due 9 months from the date of issuance. The note plus accrued interest is convertible into common stock at (a) an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company’s Common Stock, for the five (5) trading days immediately preceding the conversion rate. The Company also received 40,000 common stock warrants at a price of $.25 per share. The warrants expire 3 years for the date of the convertible note. The Company has not assigned any value to these warrants as they were issued at above market value of the common stock on the date of issuance. For the year ended March 31, 2006 the Company recognized interest income of $27,998 associated with these convertible debentures. In March, 2006 the Company converted $25,000 of the debenture into common stock, the Company recognized a gain of $3,115 on the sale of the common stock.

Cinema Ride defaulted on the Secured Note issued to the Company in the principal amount of $530,000 for failing to have its registration statement declared effective by the specified Filing Date according to the terms of the Note. The Company rescinded such default and entered into a settlement with Cinema Ride to cure the liquidated damages owed to Advantage Capital. The terms of the Agreement consisted of three equal installments of $10,600.00, payable on the 18 th day of each month beginning October 18, 2005 and ending December 18, 2005 (“Payment Plan”). The Company further agreed to extend the date on which Borrower must have its registration statement declared effective by the United States Securities and Exchange Commission to November 30, 2005. If the Borrower’s registration statement is declared effective by November 30, 2005, the Company agreed to forgo the October and November payments due from the Borrower according to the Payment Plan. If the Borrower’s registration statement is not declared effective by November 30, 2005, the Default shall be reinstated and all amounts due and owing to the Company shall immediately become payable. For the year ended March 31, 2006 the Company recognized $175,200 in financing revenue as a result of those penalties. For the year ended March 31, 2005 the Company recognized income from capital raising fees of $53,000 and interest income of $8,066 associated with these convertible debentures. As of March 31, 2006 and 2005, Cinema Ride owed the Company $505,000 and $530,000, respectively.

For the year ended March 31, 2006 the Company purchased an additional $40,750 of common stock of Global Triad, Inc. (“Global Triad”). The Company sold a total of $68,988 of the common stock for the year ended March 31, 2006, the Company recognized gains of $20,133 associated with sale of sale of these securities. For the year ended March 31, 2005 the Company recognized gains of $7,766 associated with sale of sale of these securities.

In July 2005, the Company entered into a 30 day promissory note and security agreement in the amount of $30,000 with a company. The note bears interest at a rate of 18% per annum. The note was repaid in September 2005. The Company received a total of $39,000 which included legal fees, capital raising fees and interest.

In September 2005, the Company purchased a convertible debenture of Cargo Connection, Inc. from an unrelated third party in the amount of $50,000. The debenture is convertible into common stock upon demand by the Company at a 80% of the average 3 lowest closing bid prices over the five days prior to conversion. During the year ended March 31, 2006 the Company converted a total of $30,000 and recognized a gain of $20,294 on sale of the stock. In addition the Company recognized interest income of $8,140 on the notes and capital raising fees of $3,174. In March, 2006 the Company was repaid the outstanding debenture balance of $20,000 and the interest of $8,140.

In March, 2006 thee Company purchased $100,000 of 12% secured convertible debenture from Global Imports and Trading, Inc.(“Global Imports”). The debenture is due 18 months from the date of issuance. The note plus accrued interest is convertible into common stock at (a) an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company’s Common Stock, for the five (5) trading days immediately preceding the conversion rate. The Company also received common stock warrants to purchase a total of 2.99% of the fully diluted shares of Global Imports common stock. The Company has not assigned any value to these warrants as they were issued at above market value of the common stock on the date of issuance. For the year ended March 31, 2006 the Company recognized interest income of $2,333 associated with this debenture.

In March 2006, the Company entered into a one year promissory note and security agreement in the amount of $16,000 with Pryaer Haute Couture, Inc. The note bears interest at a rate of 10% per annum.

6. FACTORING AGREEMENT

The Company extended a six month Factoring Agreement (the “Agreement”) to CES International, Inc. (“CES”) in September 2005. Under the Agreement, the Company agreed to provide weekly advances to CES at 75% of the face value of specific approved customers for all closing dates occurring in the month of September 2005 up to a maximum of $300,000, with a monthly minimum of $50,000 based on a rolling three-month average. The Company agreed to provide advances to CES at 85% of the face value of the purchased invoices for all closing dates occurring in the month of October 2005, and 90% of all purchased invoices thereafter. The Company received a facility fee of 1% on the total committed factoring facility, which was paid at closing. Pursuant to the terms of the Agreement, CES issued to the Company a Warrant to purchase Two Hundred and Fifty Thousand (250,000) shares of CES’ Common Stock (the “Warrant Shares”) for a period of five (5) years at the exercise price of $0.001 per share. The Warrant Shares shall have “piggy-back” and demand registration rights. At March 31, 2006, the Company has advanced $41,621 to CES. As of March 31, 2006 the factored amounts owed were converted in a note receivable by the Company. The factor agreement is secured by a lien on all of CES’s tangible assets. The Company’s factoring income of $8,380 for the year ended March 31, 2006 related to this factoring agreement. In addition the Company recognized interest income of $1,220 associated with the note.

7. INTEREST RECEIVABLE

Interest receivable of $279.930 consist of amounts owed to the Company from its investments in various debt instruments.

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

In October 2005 the Company cancelled the agreement and expensed the deferred financing fees of $370,000.

9. PREFERRED STOCK

On August 25, 2004, the Company issued $1,000,000 in convertible debentures to Cornell Capital. These debentures are convertible into shares of our Common Stock at the price per share price equal to the volume weighted average price of the Common Stock as listed on Pink Sheets or OTC Bulletin Board (or Nasdaq SmallCap Market or American Stock Exchange), as quoted by Bloomberg L.P. during the three (3) trading days immediately preceding the conversion date. These convertible debentures bear interest at 5% and are convertible at the holder’s option. These convertible debentures have a term of three years and may be redeemed, at our option at a 20% premium. The Company was obligated to pay a $100,000 financing fee to Cornell for the note. The financing fees were being amortized over the life of the note. The Company was amortizing the beneficial conversion expense of $157,333 over the life of the note. In February, 2005 the Company converted the debenture and accrued interest of $23,151 into 10,231,510 shares of the Company’s preferred. The un-amortized expenses of $202,513 were reclassified to additional paid in capital at the time of the conversion. The Company was obligated to file a SB-2 registration statement within 30 days of the initial funding or pay a 2% penalty per month. The Company has recorded additional penalties of $300,000 for the year ended March 31, 2006 . As of March 31, 2006, the Company owed a total of $372,500. In August 2005, the Company issued a total of 225,000 shares of common stock as payment for $22,500 of accrued penalties. The Company to raises the dividend rate to 12% in January 2006.

In March 2005, the Company sold an additional 4,750,000 shares of preferred stock valued at $475,000 to Montgomery Equity Partners, LTD, for proceeds of $200,000, assignment of a note receivable in Colmena Corp. of $200,000, accrued interest of $4,339 and fees of $70,661.

During the year ended March 31, 2006, Montgomery Equity Partners, LTD redeemed 750,000 shares of its Preferred Stock for proceeds of $75,000. The Company also paid an additional $25,000 in accrued penalties it owed on the Preferred Stock.

On April 26, 2006, Montgomery Equity Partners, LP redeemed an additional 1,683,333 shares of Series A Preferred Stock for proceeds of $202,000.

	Preferred Stock		Amount
	2006	2005	2006	2005

Balance beginning of year	14,981,511	-	$1,498,151	$-
Shares sold	-	14,981,511	-	1,498,151
Shares redeemed	(750,000)		(75,000)	-

Balance March 31, 2006	14,231,511	-14,981,511	1,423,151	1,498,151

10 CAPITAL SHARE TRANSACTIONS

As of March 31, 2006, 5,000,000,000 shares of $.001 par value capital stock were authorized.

Transactions in capital stock were as follows:

	Common Stock		Amount
	2006	2005	2006	2005

Balance beginning of period	15,437,648	5,872,470	$12,255,674	$9,788,625
Shares cancelled	(550,058)	(670,000)	(82,511)	468,377
Shares sold	225,000	5,334,677	22,500	868,800
Shares issued for accrued expenses	1,312,500	1,798,768	200,000	483,406
Shares issued for services	3,475,000	3,101,733	802,000	646,466

Balance March 31,	19,900,090	15,437,648	$13,197,663	$12,255,674

11 LEGAL PROCEEDINGS

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

According to the complaint, the Company, while known as C.E.C. Industries Corp. and controlled by a prior management, agreed to indemnify the issuer of the bond for all claims arising against the bond. On June 29, 2006 a judgment in the amount of $7,796,147 was levied against the Company. For the year ended March 31, 2006 the Company recorded an accrued judgment of $7,796,147.

In a letter from the Securities and Exchange Commission (“SEC” or “Commission”) dated June 17, 2005, management learned that due to certain actions taken by previous management some seven years ago and the subsequent settlement with the Commission relating to those activities, we might not be eligible to rely on the exemption offered in Regulation E for the offering that we initiated in October 2004. Section 230.602(b)(4) of Regulation E prohibits any issuer from relying on Regulation E as an exemption for its securities if the issuer is subject to an injunction or restraining order within five years prior to the filing of notification with the Commission that the Company intends to elect to be regulated as a business development company. An injunction was implemented against the Company by the United States District Court of Columbia based on actions that occurred by previous management in 1996 and 1997 as set forth in SEC Litigation Release No. 17139 (the “Release”) dated September 19, 2001. The Company subsequently filed our Notification of Election to be regulated as a business development company on August 20, 2004. Current management was not aware of any facts that would have precluded reliance on the exemption from registration promulgated under Regulation E with respect to our offering commenced October 1, 2004. Specifically, management of the Company was not aware of the injunction against the Company dated September 19, 2001. Accordingly, the Company, in good faith, relied upon such exemption. After being made aware of such facts that would preclude the Company from reliance upon such exemption in the SEC letter dated June 17, 2005, we immediately ceased the offering. The Company has offered a right of rescission to all investors who purchased securities in the Regulation E offering in consideration for, generally, their investment price plus interest. As of March 31, 2006 three investors with a total of 550,058 shares of common stock with a value of $82,512 have had their investment returned.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our board of directors is responsible for managing our business and affairs and supervises the management of our company. The responsibilities of each director include, among other things, the oversight of the loan and investment approval process, the quarterly valuation of our assets, and oversight of our financing arrangements. Our portfolio is managed almost exclusively by Jeff Sternberg, our Chief Executive Officer. Because we are internally managed, we have not entered into any advisory agreement and pay no investment advisory fees to any outside investment adviser, but instead we pay the operating costs associated with employing investment management professionals. The Directors and Officers of the Company as of August 4, 2006 are set forth below.

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

Name	Age	Position
Independent Directors
Alex Roytman	44	Director
Jami Agans	46	Director
Interested Directors
Jeffrey I. Sternberg	60	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors

Executive Officers

Each executive officer has the same business address as the Company.

Jeffrey I. Sternberg	60	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors

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

Alex Roytman. Mr. Roytman was appointed to our Board of Directors on September 6, 2005. Alex Roytman is a real estate professional with 16 years experience in all facets of the industry including facilities management and commercial and residential sales. He currently serves as the principal of Premiere Estates Realty, Inc. which is a real estate firm based in Pembroke Pines, Florida. Premiere specializes in high-end, residential sales in the Western Broward County region including Weston, Pembroke Pines, Davie, Grand Palms, etc. Prior to establishing his own firm, Mr. Roytman was the sales director and managing broker for Grand Palms Realty, Inc., an upscale community in Western Broward County where he was responsible during his tenure for overseeing sales in excess of $20 million. He honed his commercial real estate skills at Transworld Realty where he initially served as a consultant and eventually became president. He began his career at Brickell Investment Realty where he specialized in facilities management. Mr. Roytman earned a Bachelor of Arts degree from Florida International University where he also attended the graduate honors program and is a graduate of the Hebrew Academy, Miami Beach. He is a member of the South Broward Board of Realtors as well as a member of the National Association of Realtors (NAR).

Jami Agins. Ms. Agins was appointed to our Board of Directors on September 6, 2005. She is a Massachusetts native, earned a BS degree in marketing and political science from Boston College. She relocated to South Florida in 1979 and is currently the managing broker and a franchisee of an international real estate company. Ms. Agains has an extensive background in finance as well as structured finance as it relates to commercial and residential real estate. She has been involved in tens of millions of dollars of transactions and consistently ranks in the top 5 percent nationwide in completed transactions versus her peers. Jamie is a member of several professional organizations including the National Association of Realtors

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal years ended March 31, 2006, 2005 and 2004, paid to our most highly compensated executive officers.

Summary Compensation Table

	Annual Compensation			Long Term Compensation
				Awards
Name and Principal Position	Year Ending March 31,	Salary	Bonus	Restricted Stock Award(s)	Securities Underlying Options	All Other Compensation

Jeffrey I. Sternberg (1)	2006	$116,257	--	-	--	--
President, CEO, CFO	2005	$43,750	--	175,000 shares	--	--
and Chairman of the Board of Directors	2004	$0	--	--	--	--

Brian Dvorak (2)	2005	$0	--	--	--	--
Former Executive Officer and Director	2004	$0	--	--	--	--
	2003	$0	--	300,000	--	--

_________________________

(1)

Mr. Sternberg was appointed as an Executive Vice President and Director in March 2004. Subsequently, in August 2004, Mr. Sternberg was appointed as President, Chief Executive Officer, and Chief Financial Officer. He received $116,257 as a cash salary in the fiscal year ending March 31, 2006, and $43,750 as a cash salary in the fiscal year ending March 31, 2005, as well as 1,750,000 shares of our common stock for services rendered as our officer and director. Such shares were subsequently subject to the 10-1 reverse split undertaken by the Company. Additionally, Phoenix Capital Partners, LLC received 75,000 shares of our common stock for consulting services rendered in the fiscal year ending March 31, 2004. Mr. Sternberg is the controlling member of Phoenix Capital Partners, LLC.

(2)

Mr. Dvorak resigned from the positions of President, Chief Executive Officer, Chief Financial Officer and his position on the Board of Directors in July 2004. Mr. Dvorak’s received 300,000 shares of Common Stock valued at $210,000 in lieu of salary in the fiscal year ending March 31, 2003.

Stock Award Plan

On November 29, 2002, the company established a Stock Award Plan to promote the interests of the Company and its Subsidiaries and shareholders by using investment interests in the Company to attract, retain and motivate its key officers, employees, directors, advisors and consultants to encourage and reward their contributions to the long range performance goals of the Company and to link their compensation interests with the long term interests of the

Company and its shareholders. The Company had issued 3,900,000 shares of its common stock under the plan as at March 31, 2004. No additional shares were recorded in 2004, 2005 or 2006.

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

Employee Benefit Plan

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL STOCK OWNERSHIP

The following table sets forth, as of August 8, 2006, Common Stock ownership of (1) the directors of the Company, (2) the only persons known to management to be the beneficial owners of more than five percent of the Common Stock of the Company, and (3) the Company’s directors and officers as a group:

		Shares
		Beneficially	Percent
Name and Address	Title of Class	Owned (1)	of Class(1)

Jeffrey I. Sternberg (2) 3450 Park Central Blvd. N. Pompano Beach, FL 33064	Common	250,000	1.26%
Craig Press 3450 Park Central Blvd. N. Pompano Beach, FL 33064	Common	165,951	0.83%
David Goldberg 3450 Park Central Blvd. N. Pompano Beach, FL 33064	Common	165,951	0.83%
Brian Dvorak (3)	Common	562,286	2.83%
Officers and Directors as a Group (3 Persons)	Common	581,902	2.92%

_______________________

(1)

Applicable percentage of ownership is based on 19,900,090 shares of common stock outstanding as of August 4, 2006, together with applicable options for each shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within sixty days of August 4, 2006 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

ITEM 14. PRINCIPAL ACCOUNTANTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended March 31, 2006 and March 31, 2005, we were billed approximately $20,000 and $4,500.00 for professional services rendered for the audit of our financial statements. We also were billed approximately $8,597 and $3,000.00 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended March 31, 2006 and March 31, 2005, respectively.

Tax Fees

For the Company’s fiscal year ended March 31, 2006 and March 31, 2005, we were billed $-0- for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended March 31, 2006 and March 31, 2005.

ITEM 15. EXHIBITS AND REPORTS ON FORM 8K

(a) Exhibits:

None

(b) Reports of Form 8-K filed in the fourth quarter of the fiscal year:

On March 6, 2006, the Company filed an 8K based upon the issuance of a press release regarding a special distribution of its Global It Holdings, Inc. shares.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANTAGE CAPITAL DEVELOPMENT CORP.

By:	/s/ Jeffrey Sternberg	Dated: August 8, 2006
Jeffrey Sternberg,
Chief Executive Officer