Form 10-Q
period 2006-06-30
ADVANTAGE CAPITAL DEVELOPMENT CORP
filed 2006-09-01
CIK 54175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2006.

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

State the number of shares outstanding of each of the issuer’s classes of common equity: as of August 29, 2006, 19,900,090 shares of common stock, and 10,191,510 shares of preferred stock.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended June 30, 2006 are not necessarily indicative of results that may be expected for the year ending March 31, 2007. The financial statements are presented on the accrual basis.

ADVANTAGE CAPITAL DEVELOPMENT CORP
Statement of Net Assets

	June 30,	March 31,
	2006	2006
	(Unaudited)	(Audited)
ASSETS:
Loans and investments in portfolio securities
at market or fair value:
Affiliate companies (cost of $1,255,665 and $1,605,033, respectively)	$1,306,362	$1,674,515
Cash	19,363	114,726
Interest receivable	321,610	279,930
Prepaid expenses	12,848	18,825
Deferred financing costs	-	-

Total Assets	1,660,183	2,087,996

LIABILITIES:
Accounts payable	47,311	55,672
Accrued expenses	634,061	531,470
Accrued judgment	7,796,147	7,796,147

Total Liabilities	8,477,519	8,383,289

NET ASSETS
Preferred stock, $.001 par value; 100,000,000 authorized,
10,191,510 and 14,231,510 issued and outstanding, respectively	1,019,151	1,423,151
Common stock, $.001 par value; 5,000,000,000
shares authorized, 19,900,090 shares and 19,900,090
issued and outstanding, respectively	19,900	19,900
Additional paid-in capital	13,177,763	13,177,763
Accumulated deficit	(21,034,150)	(20,916,107)

Net Assets	$(6,817,336)	$(6,295,293)

Net assets per share	$(0.34)	$(0.32)

See notes to unaudited financial statements.

ADVANTAGE CAPITAL DEVELOPMENT CORP
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	June 30,
	2006	2005

REVENUES:
Capital raising fees	$5,000	$-
Interest income	47,282	53,238

Total Revenue	52,282	53,238

COST AND EXPENSES:

General and administrative	13,122	23,227
Consulting	4,178	759,650
Salaries	22,500	25,000
Legal and prefessional	6,468	50,820
Management fees	22,500	22,500
Interest expense	36,468	16,185
Penalties	60,000	60,000

Total operating expenses	165,236	957,382

	(112,954)	(904,144)

Net unrealized loss on Investment transactions	(6,786)	-

Net realized appreciation on Investment transactions	1,698	16,775

Net (decrease) in net assets resulting from operations	$(118,042)	$(887,369)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - basic and diluted	19,900,090	13,065,792

NET LOSS PER SHARE - basic and diluted after	$(0.01)	$(0.07)

See notes to unaudited financial statements.

ADVANTAGE CAPITAL DEVELOPMENT CORP
Schedule of Investments

Balance March 31, 2006
(Audited)
		Percentage of		Fair
Company	Description of Business	Investments	Cost	Market value	Affiliation

Investments equal 80% of net assets

Debt
Global IT Holdings	IT Staffing	30%	$491,300	$491,300	None
College Partners	Education	2%	40,000	40,000	None
Cinema Ride, Inc.	Entertainment	30%	505,000	505,000	None
Americana Publishing	Books	1%	9,868	21,867	None
Global Imports	Domestic goods	6%	100,000	100,000	None
CES International, Inc	Software	2%	41,621	41,621	None
Prayer Haute Couture, Inc.	Garment design	1%	16,000	16,000	None
Colmena Corp	Software	24%	400,000	400,000	None
		96%	1,603,789	1,615,788
Equity
Americana Publishing	Books	1%	1,244	8,481	None
Global IT Holdings	IT Staffing	3%	-	50,246	None
		4%	1,244	58,727

		100%	$ 1,605,033	$1,674,515

Balance June 30, 2006
(Unaudited)
		Percentage of		Fair
Company	Description of Business	Investments	Cost	Market value	Affiliation

Investments equal 69% of net assets

Debt
Global IT Holdings	IT Staffing	38%	$491,300	$491,300	None
College Partners	Education	3%	40,000	40,000	None
Cinema Ride, Inc.	Entertainment	8%	101,000	101,000	None
Americana Publishing	Books	2%	21,867	21,867	None
Global Imports	Domestic goods	8%	100,000	100,000	None
CES International, Inc	Software	2%	34,621	34,621	None
Prayer Haute Couture, Inc.	Garment design	1%	16,000	16,000	None
Full Circle Media	Media	3%	50,000	50,000
Colmena Corp	Software	31%	400,000	400,000	None
		96%	1,254,788	1,254,788
Equity
Americana Publishing	Books	0%	877	1,993	None
Global IT Holdings	IT Staffing	4%	-	49,581	None
		4%	877	51,574

		100%	$1,255,665	$1,306,362

See notes to unaudited financial statements.

ADVANTAGE CAPITAL DEVELOPMENT CORP.
STATEMENT OF CHANGES IN NET ASSETS

	For the Three Months Ended
	June 30,
	2006	2005

Decrease in net assets from operations
Investment loss - net	$(112,954)	$(906,144)

Net change is unrealized appreciation of investments	(6,786)	-

Net change is realized appreciation of investments	1,698	16,775

Net decrease in net assets resulting
from operations	(118,042)	(889,369)

Capital Share Transactions	(404,000)	733,250

Total (Decrease)	(522,042)	(156,119)

Beginning of period	(6,295,294)	2,142,840

End of period	$(6,817,336)	$1,986,721

See notes to unaudited financial statements.

ADVANTAGE CAPITAL DEVELOPMENT CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2006

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

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month period ended June 30,, 2006 are not necessarily indicative of the results to be expected for the year ended March 31, 2007. The interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Company’s Annual Report on Form 10-K for the year-ended March 31, 2006.

The Company’s financial statements for the three months ended June 30, 2006 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Management recognizes that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

Stock Based Compensation

The Company issues shares of common stock to non-employees as stock based compensation. The Company accounts for the services using the fair market value of the services rendered. For the three months ended June 30, 2006 and 2005 the Company issued 0 and 3,225,000 shares of common stock and recorded compensation expense of $0 and $758,250 ,respectively, in connection with the issuance of these shares.

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

Based on the previous methodology, the Company determined that the Company valued all its debt investments at cost and common stock at fair market value as of June 30, 2006.

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

4. ACCRUED JUDGEMENTS

. On October 12, 2004, the Company was served with a Third Party Complaint by American Motorists Insurance Company in victory Village Limited III v. Builders Control Services Company, Inc. and American Motorist Insurance Company (“AMIC”), District Court, Clark County, Nevada. The Complaint is based on alleged bond made by the Company to American Motorist in 1995  The complaint is based on an agreement signed by the Company that required the Company to indemnify the issuer of a bond in which a wholly owned subsidiary of the Company was a principle. The bond was issued in connection with a real estate transaction that began in 1995. The events that led to the default on the bond occurred between the years of 1995 and 2004. According to the complaint, the Company, while known as C.E.C. Industries Corp. and controlled by a prior management, agreed to indemnify the issuer of the bond for all claims arising against the bond. On June 29, 2006 a judgment in the amount of $7,796,147 was levied against the Company. The Company has recorded $7,796,147 as accrued Judgements.

5. FINANCIAL HIGHLIGHTS

	June 30,
	2006	2005
Per Share Operating Performance:
Net asset value beginning of period	$ (0.32)	$ 0.14

Income from investment operations
Net investment loss	(0.01)	(0.07)
Total from investment operations	(0.02)	0.07

Redemption of preferred stock Sale of Stock	(0.01) -	- .03

Net asset value, Period ended June 30, 2006 & 2005	$ (.34)	$ 0.10

Total Return	-32%	-39%

Ratios as a Percent of Average Net Assets:
Expenses	10%	43%
Net investment loss	7%	40%

6. INVESTMENTS

In August 2004, the Company entered into a Business Development Agreement with Global IT Holdings, Inc. (“Global”), a New York-based holding company created to acquire targeted internet technology (IT) staffing firms. The Company received a twenty one percent (21%) or 593,250,000 shares of Global’s common stock, in exchange for its commitment to provide business development services to Global. On March 6, 2006, the Company issued a distribution in the form of a stock dividend of 331,799,021 of its common shares of Global IT Holdings, Inc. to shareholders of record on February 20, 2006. The Company will still retain a 9.9 percent stake in Global the IT staffing holding company. The fair market value of the common stock retained by the Company was $50,246 at March 31, 2006 and is recorded as an unrealized gain. The Company invested $500,000 through a collateralized senior debenture. The note bears interest at six and one-half percent (6.5%) and matures on December 31, 2004. The Company advanced Global an additional total of $165,000 with similar terms as above with an interest rate of 10%. In February 2005, the Company extended the due date of its Series A 6.5% notes with Global IT Holdings, Inc. until March 31, 2006. In July, 2005 the Company received a repayment of $250,000 of principal In March 2006 the Company extended the due date of the notes to December 31, 2006. During the year ended March 31, 2006 the Company advanced an additional $76,300 with similar terms as above. For the three months ended June 30, 2006 and 2005 the Company recognized interest income of $7,962 and $10,465, respectively associated with these debentures. As of June 30, 2006 and 2005, Global owed the Company $491,300 and $615,000 respectively.

In October 2004 the Company entered into a promissory note and security agreement in the amount of $50,000 with a company. In February 2006 the Company received a $10,000 payment on the note. The note bears interest at a rate of 10% per annum. The third party has agreed that the return on the note will be 25% and will have 90 days from the date of the note repayment to pay the difference. For the three months ended June 30, 2006 and 2005 the Company recognized $998 and 1,247, respectively of interest income associated with this promissory note.. As of June 30, 2006 and 2005, the Company was due $40,000 and $40,000, respectively.

In October 2004, the Company purchased a convertible debenture of American Publishing, Inc. from an unrelated third party in the amount of $18,259. The debenture is convertible into $36,518 of common stock upon demand by the Company. During the year ended March 31, 2005 the Company converted a total of $10,000 into common stock and recognized gains of $26,592 on the sale of the common stock. As of June 30, 2006 and 2005 the Company still retains common stock with a basis pf $877 and $0, respectively and a fair market value of $1,993 and $0, respectively. In addition on March 29, 2006 the Company loaned American Publishing an additional $17,000 at a rate of 10% per annum due June 29, 2006 or is convertible into common stock at a price of 75% of market value. For the three months ended June 30, 2006 and 2005 the Company recognized gains of $1,698 and $0, respectively associated with the sale of common stock.

In November 2004 the Company purchased a $200,000 8% secured convertible debenture from Colmena Corp. (“Colmena”). The note plus accrued interest is convertible into common stock at (a) an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company’s Common Stock, for the thirty (30) trading days immediately preceding the conversion rate. The Company also received 40,000 common stock warrants at a price of $.30 per share. The warrants expire 2 years for the date of the convertible note. The Company has not assigned any value to these warrants as they were issued at above market value of the common stock on the date of issuance. In March 2005 the Company purchased an additional $200,000 of 8% secured convertible debenture of Colmena Corp from an unrelated third party. Colmena is currently in default on filing its registration and is subject to a 2% per month penalty. For the three months ended June 30, 2006 and 2005 the Company recognized income from penalties of $24,000 and $24,000, respectively and interest income of $7,978 and $15,399 associated with these secured debentures. As of June 30, 2006 and 2005, Colmena owed the Company $400,000.

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

In January 2005 the Company purchased an additional $280,000 of 5% convertible debenture from Cinema Ride, Inc.(“Cinema Ride”). The debenture is due 9 months from the date of issuance. The note plus accrued interest is convertible into common stock at (a) an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company’s Common Stock, for the five (5) trading days immediately preceding the conversion rate. The Company also received 40,000 common stock warrants at a price of $.25 per share. The warrants expire 3 years for the date of the convertible note. The Company has not assigned any value to these warrants as they were issued at above market value of the common stock on the date of issuance. In March, 2006 the Company converted $25,000 of the debenture into common stock. During the three months ended June 30, 2006 the Company received a repayment of $404,000 of principal. For the three months ended June 30, 2006, and 2005 the Company recognized interest income of $1,635 and $6,607, respectively associated with these convertible debentures. As of June 30, 2006 and 2005, Cinema Ride owed the Company $101,000 and $505,000, respectively.

For the three months ended June 30, 2005 the Company purchased an additional $40,750 of common stock of Global Triad, Inc. (“Global Triad”). The Company sold a total of $68,988 of the common stock for the three months ended June 30, 2005, the Company recognized gains of $16,775. For the Three months ended June 30, 3006 the Company did not have any of theses securities.

In September 2005 the Company agreed to provide CES International, Inc. weekly advances to CES at 75% of the face value of specific approved customers for all closing dates occurring in the month of September 2005 up to a maximum of $300,000, with a monthly minimum of $50,000 based on a rolling three-month average. The Company agreed to provide advances to CES at 85% of the face value of the purchased invoices for all closing dates occurring in the month of October 2005, and 90% of all purchased invoices thereafter. The Company received a facility fee of 1% on the total committed factoring facility, which was paid at closing. Pursuant to the terms of the Agreement, CES issued to the Company a Warrant to purchase Two Hundred and Fifty Thousand (250,000) shares of CES’ Common Stock (the “Warrant Shares”) for a period of five (5) years at the exercise price of $0.001 per share. The Warrant Shares shall have “piggy-back” and demand registration rights. At June 30, 2006, the Company has advanced $34,621 to CES. In March, 2006 the factored amounts owed were converted in a note receivable by the Company. The factor agreement is secured by a lien on all of CES’s tangible assets. The Company’s interest income of $814 for the three months ended June 30, 2006.

In March, 2006 thee Company purchased $100,000 of 12% secured convertible debenture from Global Imports and Trading, Inc.(“Global Imports”). The debenture is due 18 months from the date of issuance. The note plus accrued interest is convertible into common stock at (a) an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company’s Common Stock, for the five (5) trading days immediately preceding the conversion rate. The Company also received common stock warrants to purchase a total of 2.99% of the fully diluted shares of Global Imports common stock. The Company has not assigned any value to these warrants as they were issued at above market value of the common stock on the date of issuance. For three months ended June 30, 2006 the Company recognized interest income of $3,000 associated with this debenture.

In March 2006, the Company entered into a one year promissory note and security agreement in the amount of $16,000 with Pryaer Haute Couture, Inc. The note bears interest at a rate of 10% per annum. For the three months ended June 30, 2006 the Company recognized interest income of $534 associated with this debenture.

In June 2006, the Company entered into a one year promissory note and security agreement in the amount of $50,000 with Full Circle Media, Inc. The note bears interest at a rate of 10% per annum. The Company recognized capital raising fees of $5,000 on this transaction. . For the three months ended June 30, 2006 the Company recognized interest income of $342 associated with this debenture.

7. INTEREST RECEIVABLE

Interest receivable of $321,610 consist of amounts owed to the Company from its investments in various debt instruments.

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

9. PREFERRED STOCK

On August 25, 2004, the Company issued $1,000,000 in convertible debentures to Cornell Capital. These debentures are convertible into shares of our Common Stock at the price per share price equal to the volume weighted average price of the Common Stock as listed on Pink Sheets or OTC Bulletin Board (or Nasdaq SmallCap Market or American Stock Exchange), as quoted by Bloomberg L.P. during the three (3) trading days immediately preceding the conversion date. These convertible debentures bear interest at 5% and are convertible at the holder’s option. These convertible debentures have a term of three years and may be redeemed, at our option at a 20% premium. The Company was obligated to pay a $100,000 financing fee to Cornell for the note. The financing fees were being amortized over the life of the note. The Company was amortizing the beneficial conversion expense of $157,333 over the life of the note. In February, 2005 the Company converted the debenture and accrued interest of $23,151 into 10,231,510 shares of the Company’s preferred. The un-amortized expenses of $202,513 were reclassified to additional paid in capital at the time of the conversion. The Company was obligated to file a SB-2 registration statement within 30 days of the initial funding or pay a 2% penalty per month. The Company has recorded additional penalties of $60,000 for the three months ended June 30, 2006 and 2005. In August 2005, the Company issued a total of 225,000 shares of common stock as payment for $22,500 of accrued penalties. The Company to raises the dividend rate to 12% in January 2006.

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

On April 26, 2006, Montgomery Equity Partners, LP redeemed an additional 4,040,000 shares of Series A Preferred Stock for proceeds of $404,000.

	Preferred Stock		Amount
	2006	2005	2006	2005

Balance beginning of period	14,231,510	14,981,510	$1,423,151	$1,498,151
Shares redeemed	(4,040,000)	(750,000)	(404,000)	(75,000)

Balance June 30, 2006 and 2005	10,191,510	14,231,510	$1,019,151	$1,423,151

10 CAPITAL SHARE TRANSACTIONS

As of March 31, 2006, 5,000,000,000 shares of $.001 par value capital stock were authorized.

Transactions in capital stock were as follows:

	Common Stock		Amount
	2006	2005	2006	2005

Balance beginning of period	19,900,090	15,437,648	13,177,763	12,255,724
Shares sold		312,500		50,000
Shares issued for services		3,225,000		758,200

Balance June 30, 2006 and 2005	19,900,090	18,975,148	$13,177,763	$13,063,924

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

According to the complaint, the Company, while known as C.E.C. Industries Corp. and controlled by a prior management, agreed to indemnify the issuer of the bond for all claims arising against the bond. On June 29, 2006 a judgment in the amount of $7,796,147 was levied against the Company. The Company has recorded an accrued judgment of $7,796,147 as of June 30, 2006.

In a letter from the Securities and Exchange Commission (“SEC” or “Commission”) dated June 17, 2005, management learned that due to certain actions taken by previous management some seven years ago and the subsequent settlement with the Commission relating to those activities, we might not be eligible to rely on the exemption offered in Regulation E for the offering that we initiated in October 2004. Section 230.602(b)(4) of Regulation E prohibits any issuer from relying on Regulation E as an exemption for its securities if the issuer is subject to an injunction or restraining order within five years prior to the filing of notification with the Commission that the Company intends to elect to be regulated as a business development company. An injunction was implemented against the Company by the United States District Court of Columbia based on actions that occurred by previous management in 1996 and 1997 as set forth in SEC Litigation Release No. 17139 (the “Release”) dated September 19, 2001. The Company subsequently filed our Notification of Election to be regulated as a business development company on August 20, 2004. Current management was not aware of any facts that would have precluded reliance on the exemption from registration promulgated under Regulation E with respect to our offering commenced October 1, 2004. Specifically, management of the Company was not aware of the injunction against the Company dated September 19, 2001. Accordingly, the Company, in good faith, relied upon such exemption. After being made aware of such facts that would preclude the Company from reliance upon such exemption in the SEC letter dated June 17, 2005, we immediately ceased the offering. The Company has offered a right of rescission to all investors who purchased securities in the Regulation E offering in consideration for, generally, their investment price plus interest. As of June 30, 2006 three investors with a total of 550,058 shares of common stock with a value of $82,512 have had their investment returned.

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

The accompanying financial statements have been prepared in accordance with Generally accepted accounting principles for interim financial information and with instructions of Form 10-Q. Accordingly, they do not include all of the Information and footnotes required by generally accepted accounting principles For complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months period ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ended March 31, 2007. The interim financial statements should be read in conjunction with the audited financial statements and notes contained in the Company’s Annual Report on Form 10K for the year- ended March 31, 2006.

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

INCOME TAXES

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of June 30, 2006, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

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

EXPENSES AND REVENUE

Capital raising fees increased for the moths ended June 30, 2006 to $5,000 from $0 for the three months ended June 30, 2005. The Company typically charges a 10% up front non refundable fee for most financing transactions.

Interest income decreased for the three months ended June 30, 2006 to $47,292 from $53,238 for the three months ended June 30, 2005. The Company typical charges interest at a rate of between 5% to 10% on convertible notes it purchases. The Company may also receive warrants as part of the financing. No value has been recorded for these warrants until they are exercised.

General and administrative expenses were $13,122 for the three months ended June 30, 2006 compared to $23,227 for the three months ended June 30, 2005.

Consulting was $4,178 for the three months ended June 30, 2006 compared to $759,650 for the three months ended June 30, 2005. The decrease was caused by $758,250 which was paid by the issuance of 3,225,000 shares of common stock during the three months ended June 30, 2005.

Legal and professional fees were $6,498 for the three months ended June 30, 2006 compared to $50,820 for the three months ended June 30, 2005. This was a result of the Company becoming a Business Development corporation. Management fees were $60,000 for the three months ended June 30, 2006 and 2005, Company utilizes and unrelated third party for business development services.

Interest expense for three months ended June 30 , 2006 was $36,468 compared to $16,185 for three months ended June 30, 2005. The increase in interest was a direct result of the Company’s financing through preferred stock.

Penalties expense was $60,000 for the three months ended June 30, 2006 compared to $60,000 for the three months ended June 30, 2005 Company was obligated to file a SB-2 registration statement within 30 days of the initial funding of it convertible debenture or pay a 2% penalty per month. The Company has recorded penalties of $432,500 as of June 30, 2006.

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

On August 12, 2004, Advantage’s Board of Directors voted to be regulated pursuant to Section 54 of the Investment Act. The decision to be regulated pursuant to Section 54 of the Investment Act was made primarily to better reflect Advantage’s anticipated future business and for developing relationships. As a business development company under Section 54 of the Investment Act, Advantage is required to invest a portion of its assets into developing companies. Advantage has focused its investments in developing companies, but does not intend to limit its focus its investments in any particular industry. Advantage has sought investments in companies that offer attractive investment opportunities.

We have focused our business plan of (i) investing in small public companies through the issuance by them of secured convertible debentures in the $200,000 to $750,000 range and (ii) investing in private companies that may be good targets for spin offs or registration.

In August 2004, the Company entered into a Business Development Agreement with Global IT Holdings, Inc. (“Global”), a New York-based holding company created to acquire targeted internet technology (IT) staffing firms. The Company received a twenty one percent (21%) or 593,250,000 shares of Global’s common stock, in exchange for its commitment to provide business development services to Global. On March 6, 2006, the Company issued a distribution in the form of a stock dividend of 331,799,021 of its common shares of Global IT Holdings, Inc. to shareholders of record on February 20, 2006. The Company will still retain a 9.9 percent stake in Global the IT staffing holding company. The fair market value of the common stock retained by the Company was $50,246 at March 31, 2006 and is recorded as an unrealized gain. The Company invested $500,000 through a collateralized senior debenture. The note bears interest at six and one-half percent (6.5%) and matures on December 31, 2004. The Company advanced Global an additional total of $165,000 with similar terms as above with an interest rate of 10%. In February 2005, the Company extended the due date of its Series A 6.5% notes with Global IT Holdings, Inc. until March 31, 2006. In July, 2005 the Company received a repayment of $250,000 of principal In March 2006 the Company extended the due date of the notes to December 31, 2006. During the year ended March 31, 2006 the Company advanced an additional $76,300 with similar terms as above. For the three months ended June 30, 2006 and 2005 the Company recognized interest income of $7,962 and $10,465, respectively associated with these debentures. As of June 30, 2006 and 2005, Global owed the Company $491,300 and $615,000 respectively.

In October 2004 the Company entered into a promissory note and security agreement in the amount of $50,000 with a company. In February 2006 the Company received a $10,000 payment on the note. The note bears interest at a rate of 10% per annum. The third party has agreed that the return on the note will be 25% and will have 90 days from the date of the note repayment to pay the difference. For the three months ended June 30, 2006 and 2005 the Company recognized $998 and 1,247, respectively of interest income associated with this promissory note.. As of June 30, 2006 and 2005, the Company was due $40,000 and $40,000, respectively.

In October 2004, the Company purchased a convertible debenture of American Publishing, Inc. from an unrelated third party in the amount of $18,259. The debenture is convertible into $36,518 of common stock upon demand by the Company. During the year ended March 31, 2005 the Company converted a total of $10,000 into common stock and recognized gains of $26,592 on the sale of the common stock. As of June 30, 2006 and 2005 the Company still retains common stock with a basis pf $877 and $0, respectively and a fair market value of $1,993 and $0, respectively. In addition on March 29, 2006 the Company loaned American Publishing an additional $17,000 at a rate of 10% per annum due June 29, 2006 or is convertible into common stock at a price of 75% of market value. For the three months ended June 30, 2006 and 2005 the Company recognized gains of $1,698 and $0, respectively associated with the sale of common stock.

In November 2004 the Company purchased a $200,000 8% secured convertible debenture from Colmena Corp. (“Colmena”). The note plus accrued interest is convertible into common stock at (a) an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company’s Common Stock, for the thirty (30) trading days immediately preceding the conversion rate. The Company also received 40,000 common stock warrants at a price of $.30 per share. The warrants expire 2 years for the date of the convertible note. The Company has not assigned any value to these warrants as they were issued at above market value of the common stock on the date of issuance. In March 2005 the Company purchased an additional $200,000 of 8% secured convertible debenture of Colmena Corp from an unrelated third party. Colmena is currently in default on filing its registration and is subject to a 2% per month penalty. For the three months ended June 30, 2006 and 2005 the Company recognized income from penalties of $24,000 and $24,000, respectively and interest income of $7,978 and $15,399 associated with these secured debentures. As of June 30, 2006 and 2005, Colmena owed the Company $400,000.

In December 2004, the Company purchased $250,000 of 5% convertible debenture from Cinema Ride, Inc. (“Cinema Ride”). The debenture is due 9 months from the date of issuance. The note plus accrued interest is convertible into common stock at (a) an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company’s Common Stock, for the five (5) trading days immediately preceding the conversion rate. The Company also received 40,000 common stock warrants at a price of $.25 per share. The warrants expire 3 years for the date of the convertible note. The Company has not assigned any value to these warrants as they were issued at above market value of the common stock on the date of issuance.

In January 2005, the Company purchased an additional $280,000 of 5% convertible debenture from Cinema Ride, Inc. (“Cinema Ride”). The debenture is due 9 months from the date of issuance. The note plus accrued interest is convertible into common stock at (a) an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company’s Common Stock, for the five (5) trading days immediately preceding the conversion rate. The Company also received 40,000 common stock warrants at a price of $.25 per share. The warrants expire 3 years for the date of the convertible note. The Company has not assigned any value to these warrants as they were issued at above market value of the common stock on the date of issuance. In March, 2006 the Company converted $25,000 of the debenture into common stock. During the three months ended June 30, 2006 the Company received a repayment of $404,000 of principal. For the three months ended June 30, 2006, and 2005 the Company recognized interest income of $1,635 and $6,607, respectively associated with these convertible debentures. As of June 30, 2006 and 2005, Cinema Ride owed the Company $101,000 and $505,000, respectively.

For the three months ended June 30, 2005 the Company purchased an additional $40,750 of common stock of Global Triad, Inc. (“Global Triad”). The Company sold a total of $68,988 of the common stock for the three months ended June 30, 2005, the Company recognized gains of $16,775. For the three months ended June 30, 3006 the Company did not have any of theses securities.

In September 2005, the Company agreed to provide CES International, Inc. weekly advances to CES at 75% of the face value of specific approved customers for all closing dates occurring in the month of September 2005 up to a maximum of $300,000, with a monthly minimum of $50,000 based on a rolling three-month average. The Company agreed to provide advances to CES at 85% of the face value of the purchased invoices for all closing dates occurring in the month of October 2005, and 90% of all purchased invoices thereafter. The Company received a facility fee of 1% on the total committed factoring facility, which was paid at closing. Pursuant to the terms of the Agreement, CES issued to the Company a Warrant to purchase Two Hundred and Fifty Thousand (250,000) shares of CES’ Common Stock (the “Warrant Shares”) for a period of five (5) years at the exercise price of $0.001 per share. The Warrant Shares shall have “piggy-back” and demand registration rights. At June 30, 2006, the Company has advanced $34,621 to CES. In March, 2006 the factored amounts owed were converted in a note receivable by the Company. The factor agreement is secured by a lien on all of CES’s tangible assets. The Company’s interest income of $814 for the three months ended June 30, 2006.

In March 2006, the Company purchased $100,000 of 12% secured convertible debenture from Global Imports and Trading, Inc. (“Global Imports”). The debenture is due 18 months from the date of issuance. The note plus accrued interest is convertible into common stock at (a) an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company’s Common Stock, for the five (5) trading days immediately preceding the conversion rate. The Company also received common stock warrants to purchase a total of 2.99% of the fully diluted shares of Global Imports common stock. The Company has not assigned any value to these warrants as they were issued at above market value of the common stock on the date of issuance. For three months ended June 30, 2006 the Company recognized interest income of $3,000 associated with this debenture.

In March 2006, the Company entered into a one year promissory note and security agreement in the amount of $16,000 with Prayer Haute Couture, Inc. The note bears interest at a rate of 10% per annum. For the three months ended June 30, 2006 the Company recognized interest income of $534 associated with this debenture.

In June 2006, the Company entered into a one year promissory note and security agreement in the amount of $50,000 with Full Circle Media, Inc. The note bears interest at a rate of 10% per annum. The Company recognized capital raising fees of $5,000 on this transaction. For the three months ended June 30, 2006 the Company recognized interest income of $342 associated with this debenture.

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

On April 26, 2006, Montgomery Equity Partners, LP redeemed an additional 4,040,000 shares of Series A Preferred Stock for proceeds of $404,000.

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

Item 2. Changes in Securities

On April 26, 2006, Montgomery Equity Partners, LP redeemed an additional 4,040,000 shares of Series A Preferred Stock for proceeds of $404,000.

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANTAGE CAPITAL DEVELOPMENT CORP.

By: /s/ Jeffrey Sternberg	Dated: August 31, 2006
Jeffrey Sternberg, Chief Executive Officer Chief Financial Officer Principal Accounting Officer