Form 10-Q
period 2006-09-30
ADVANTAGE CAPITAL DEVELOPMENT CORP
filed 2006-11-20
CIK 54175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2006.
or

ྑ	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ࿠ No࿠

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ྑ Noྈ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ྑ Noྈ

State the number of shares outstanding of each of the issuer’s classes of common equity: as of November 15, 2006, 19,900,090 shares of common stock, and 8,171,510 shares of preferred stock.

ADVANTAGE CAPITAL DEVELOPMENT CORP.

FINANCIAL STATEMENTS

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Item 2.	Management’s Discussion and Analysis of Financial Condition	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Control and Procedures	25

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 2.	Changes in Securities	26

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits and Reports on Form 8-K	27

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three and six months ended September 30, 2006 are not necessarily indicative of results that may be expected for the year ending March 31, 2007. The financial statements are presented on the accrual basis.

ADVANTAGE CAPITAL DEVELOPMENT CORP
Statement of Net Assets

	September 30,	March 31,
	2006	2006
	(Unaudited)
ASSETS:
Loans and investments in portfolio securities
at market or fair value:
Affiliate companies (cost of $1,210,372 and $1,605,033, respectively)	$1,210,372	$1,674,515
Cash	11,212	114,726
Interest receivable	268,892	279,930
Prepaid expenses	15,202	18,825

Total Assets	1,505,678	2,087,996

LIABILITIES:
Accounts payable	53,551	55,672
Accrued expenses	727,150	531,470
Accrued judgment	7,796,147	7,796,147

Total Liabilities	8,576,848	8,383,289

NET ASSETS
Preferred stock, $.001 par value; 100,000,000 authorized,
8,171,510 and 14,231,510 issued and outstanding, respectively	817,151	1,423,151
Common stock, $.001 par value; 5,000,000,000
shares authorized, 19,900,090 shares and 19,900,090
issued and outstanding, respectively	19,900	19,900
Additional paid-in capital	13,177,762	13,177,763
Accumulated deficit	(21,085,984)	(20,916,107)

Net Assets	$(7,071,170)	$(6,295,293)

Net assets per share	$(0.36)	$(0.32)

See notes to unaudited financial statements

ADVANTAGE CAPITAL DEVELOPMENT CORP
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	September 30,		September 30,
	2006	2005	2006	2005

REVENUES:
Capital raising fees	$3,000	$10,635	$8,000	$10,635
Factoring fees		6,089	-	6,089
Interest income	49,690	89,801	96,972	143,039

Total Revenue	52,690	106,525	104,972	159,763

COST AND EXPENSES:

General and administrative	11,444	27,674	24,566	50,901
Consulting	4,665	42,350	8,843	802,000
Salaries	25,000	38,758	47,500	63,758
Legal and professional	6,195	48,009	12,663	98,829
Management fees	22,500	22,500	45,000	45,000
Interest expense	26,775	13,137	63,243	35,637
Penalties	60,000	60,000	120,000	120,000

Total operating expenses	156,579	252,428	321,815	1,216,125

	(103,889)	(145,903)	(216,843)	(1,056,362)

Net unrealized loss on Investment transactions	(21,731)	-	(28,517)	-

Net realized appreciation on Investment transactions	73,784	-	75,482	16,775

Net (decrease) in net assets resulting from operations	$(51,836)	$(145,903)	$(169,878)	$(1,039,587)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - basic and diluted	19,900,090	13,065,792	19,900,090	13,065,792

NET LOSS PER SHARE - basic and diluted after	$(0.00)	$(0.01)	$(0.01)	$(0.08)

See notes to unaudited financial statements

ADVANTAGE CAPITAL DEVELOPMENT CORP
Schedule of Investments

Balance March 31, 2006
(Audited)

Company	Description of Business	Percentage of Investments	Cost	Fair Market value	Affiliation

Investments equal 80% of net assets

Debt
Global IT Holdings	IT Staffing	30%	$491,300	$491,300	None
College Partners	Education	2%	40,000	40,000	None
Cinema Ride, Inc.	Entertainment	30%	505,000	505,000	None
Americana Publishing	Books	1%	9,868	21,867	None
Global Imports	Domestic goods	6%	100,000	100,000	None
CES International, Inc	Software	2%	41,621	41,621	None
Prayer Haute Couture, Inc.	Garment design	1%	16,000	16,000	None
Colmena Corp	Software	24%	400,000	400,000	None
		96%	1,603,789	1,615,788
Equity
Americana Publishing	Books	1%	1,244	8,481	None
Global IT Holdings	IT Staffing	3%	-	50,246	None
		4%	1,244	58,727

		100%	$1,605,033	$1,674,515

Balance September 30, 2006
(Unaudited)
Percentage of				Fair
Company	Description of Business	Investments	Cost	Market value	Affiliation

Investments equal 69% of net assets

Debt
Global IT Holdings	IT Staffing	42%	$491,300	$491,300	None
College Partners	Education	3%	40,000	40,000	None
Americana Publishing	Books	1%	16,867	16,867	None
Global Imports	Domestic goods	8%	100,000	100,000	None
CES International, Inc	Software	5%	64,621	64,621	None
Prayer Haute Couture, Inc.	Garment design	1%	16,000	16,000	None
Full Circle Media	Media	4%	50,000	50,000
Colmena Corp	Software	31%	375,000	375,000	None
		95%	1,153,788	1,153,788
Equity
Americana Publishing	Books	0%	2,678	4,513	None
Colmena Corp	Software	2%	25,000	21,848	None
Global IT Holdings	IT Staffing	3%	-	30,223	None
		5%	27,678	56,584

		100%	$1,181,466	$1,210,372

See notes to unaudited financial statements

ADVANTAGE CAPITAL DEVELOPMENT CORP.
STATEMENT OF CHANGES IN NET ASSETS

(Unaudited)

	For the Six Months Ended
	September 30,
	2006	2005

Decrease in net assets from operations
Investment loss - net	$(216,843)	$(1,056,362)

Net change is unrealized appreciation of investments	(28,517)	356,767

Net change is realized appreciation of investments	75,483	16,775

Net decrease in net assets resulting
from operations	(169,877)	(682,820)

Capital Share Transactions	(606,000)	949,500

Total Increase (decrease)	(775,877)	266,680

Balance -- Beginning of period	(6,295,294)	2,142,840

Balance -- End of period	$(7,071,171)	$2,409,520

See notes to unaudited financial statements

ADVANTAGE CAPITAL DEVELOPMENT CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2006

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

On March 6, 2006, the Company received written consents in lieu of a meeting of Stockholders from holders of 10,586,264 shares (representing approximately 51.09% of the 20,719,699 issued and outstanding shares of the Company’s common stock as of the date hereof), approving and authorizing the withdrawal of the Company’s election to be treated as a Business Development Company (“BDC”) under the Investment Company Act of 1940 (the “Investment Company Act”); and on May 2, 2006, the Board filed Withdrawal Notice with the Securities and Exchange Commission (the “SEC”) to withdraw the Company’s election to be treated as a BDC.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six month period ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ended March 31, 2007. The interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Company’s Annual Report on Form 10-K for the year-ended March 31, 2006.

The Company’s financial statements for the three and six months ended September 30, 2006 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Management recognizes that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

Stock Based Compensation

The Company issues shares of common stock to non-employees as stock based compensation. The Company accounts for the services using the fair market value of the services rendered. For the Six months ended September 30, 2006 and 2005 the Company issued 0 and 3,475,000 shares of common stock and recorded compensation expense of $0 and $802,000, respectively, in connection with the issuance of these shares.

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

Based on the previous methodology, the Company determined that the Company valued all its debt investments at cost and common stock at fair market value as of September 30, 2006.

3. RECENT ACCOUNTING PRONOUNCEMENTS

New Financial Accounting Standards

In September 2006, the SEC issued Staff Accounting Bulletin (‘‘SAB’’) No. 108, ‘‘Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,’’ which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes that registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, filed after the publication of SAB No. 108 (September 13, 2006). The Company is currently evaluating the impact that SAB No. 108 could have on its results of operations or financial condition.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans”, an amendment of FASB Statements No. 87, 88, 106 and 132(R). FASB 158 will require employers to recognize their defined benefit plans’ overfunded or underfunded status in their balance sheets, require employers to measure plan assets and plan obligations as of the balance sheet date, immediately recognize any remaining transition obligation currently being deferred, and recognize actuarial gains and losses through other comprehensive income. The statement is effective for fiscal years ending after December 15, 2006. The Company is evaluating SFAS No. 158 and has not determined the impact it will have on its consolidated financial statements as of and for the year ended December 31, 2006.

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

4. ACCRUED JUDGEMENTS

On October 12, 2004, the Company was served with a Third Party Complaint by American Motorists Insurance Company in victory Village Limited III v. Builders Control Services Company, Inc. and American Motorist Insurance Company (“AMIC”), District Court, Clark County, Nevada. The Complaint is based on alleged bond made by the Company to American Motorist in 1995  The complaint is based on an agreement signed by the Company that required the Company to indemnify the issuer of a bond in which a wholly owned subsidiary of the Company was a principle. The bond was issued in connection with a real estate transaction that began in 1995. The events that led to the default on the bond occurred between the years of 1995 and 2004. According to the complaint, the Company, while known as C.E.C. Industries Corp. and controlled by a prior management, agreed to indemnify the issuer of the bond for all claims arising against the bond. On June 29, 2006 a judgment in the amount of $7,796,147 was levied against the Company. The Company has recorded $7,796,147 as accrued Judgments.

5. FINANCIAL HIGHLIGHTS

	September 30,
	2006	2005
Per Share Operating Performance:
Net asset value beginning of period	$(0.32)	$0.14

Income from investment operations
Net investment loss	(0.00)	(0.01)
Total from investment operations	(0.32)	0.13

Redemption of preferred stock	(0.04)	.03
Sale of Stock	-	-

Net asset value, Period ended September 30, 2006 & 2005	$(.36)	$0.10

Total Return	-13%	-28%

Ratios as a Percent of Average Net Assets:
Expenses	21%	59%
Net investment loss	3%	50%

6. INVESTMENTS

In August 2004, the Company entered into a Business Development Agreement with Global IT Holdings, Inc. (“Global”), a New York-based holding company created to acquire targeted internet technology (IT) staffing firms. The Company received a twenty one percent (21%) or 593,250,000 shares of Global’s common stock, in exchange for its commitment to provide business development services to Global. On March 6, 2006, the Company issued a distribution in the form of a stock dividend of 331,799,021 of its common shares of Global IT Holdings, Inc. to shareholders of record on February 20, 2006. The Company will still retain a 9.9 percent stake in Global the IT staffing holding company. The fair market value of the common stock retained by the Company was $50,246 at March 31, 2006 and is recorded as an unrealized gain. The Company invested $500,000 through a collateralized senior debenture. The note bears interest at six and one-half percent (6.5%) and matures on December 31, 2004. The Company advanced Global an additional total of $165,000 with similar terms as above with an interest rate of 10%. In February 2005, the Company extended the due date of its Series A 6.5% notes with Global IT Holdings, Inc. until March 31, 2006. In July, 2005 the Company received a repayment of $250,000 of principal In March 2006 the Company extended the due date of the notes to December 31, 2006. During the year ended March 31, 2006 the Company advanced an additional $76,300 with similar terms as above. For the three and six months ended September 30, 2006 and 2005 the Company recognized interest income of $8,049, $16,010 and $6,530, $19,996, respectively associated with these debentures. As of September 30, 2006 and March 31, 2006, Global owed the Company $491,300.

In October 2004 the Company entered into a promissory note and security agreement in the amount of $50,000 with a company. In February 2006 the Company received a $10,000 payment on the note. The note bears interest at a rate of 10% per annum. The third party has agreed that the return on the note will be 25% and will have 90 days from the date of the note repayment to pay the difference. For the three and six months ended September 30, 2006 and 2005 the Company recognized $1,020, $2,017 and $1,260, $2,507, respectively of interest income associated with this promissory note.. As of September 30, 2006 and March 31, 2006, the Company was due $40,000.

In October 2004, the Company purchased a convertible debenture of American Publishing, Inc. from an unrelated third party in the amount of $18,259. The debenture is convertible into $36,518 of common stock upon demand by the Company. During the year ended March 31, 2005 the Company converted a total of $10,000 into common stock and recognized gains of $26,592 on the sale of the common stock. As of September 30, 2006 and March 31, 2006 the Company still retains common stock with a basis of $2,678 and a fair market value of $4,513 and $8,481, respectively. In addition on March 29, 2006 the Company loaned American Publishing an additional $17,000 at a rate of 10% per annum due June 29, 2006 or is convertible into common stock at a price of 75% of market value. For the three and six months ended September 30, 2006 and 2005 the Company recognized gains of $2,732 and $4,430 and $0 and $0, respectively associated with the sale of common stock.

In November 2004 the Company purchased a $200,000 8% secured convertible debenture from Colmena Corp. (“Colmena”). The note plus accrued interest is convertible into common stock at (a) an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company’s Common Stock, for the thirty (30) trading days immediately preceding the conversion rate. The Company also received 40,000 common stock warrants at a price of $.30 per share. The warrants expire 2 years for the date of the convertible note. The Company has not assigned any value to these warrants as they were issued at above market value of the common stock on the date of issuance. In March 2005 the Company purchased an additional $200,000 of 8% secured convertible debenture of Colmena Corp from an unrelated third party. Colmena is currently in default on filing its registration and is subject to a 2% per month penalty. For the three and six months ended September 30, 2006 and 2005 the Company recognized income from penalties of $24,000, $48,000 and $24,000, $48,000, respectively and interest income of $8,066, $16,044 and $8,066, $16,045 associated with these secured debentures. As of September 30, 2006 and March 31, 2006, Colmena owed the Company $375,000 and $400,000, respectively. In August 2006 the Company converted $25,000 of notes receivable into common stock, as of September 30, 2006 the Company has recorded an unrealized loss on the common stock of $3,152

In December 2004 the Company purchased $250,000 of 5% convertible debenture from Cinema Ride, Inc. (“Cinema Ride”). The debenture is due 9 months from the date of issuance. The note plus accrued interest is convertible into common stock at (a) an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company’s Common Stock, for the five (5) trading days immediately preceding the conversion rate. The Company also received 40,000 common stock warrants at a price of $.25 per share. The warrants expire 3 years for the date of the convertible note. The Company has not assigned any value to these warrants as they were issued at above market value of the common stock on the date of issuance.

In January 2005 the Company purchased an additional $280,000 of 5% convertible debenture from Cinema Ride, Inc.(“Cinema Ride”). The debenture is due 9 months from the date of issuance. The note plus accrued interest is convertible into common stock at (a) an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company’s Common Stock, for the five (5) trading days immediately preceding the conversion rate. The Company also received 40,000 common stock warrants at a price of $.25 per share. The warrants expire 3 years for the date of the convertible note. The Company has not assigned any value to these warrants as they were issued at above market value of the common stock on the date of issuance. In March, 2006 the Company converted $25,000 of the debenture into common stock. During the three and six months ended September 30, 2006 the Company received a repayment of $606,000 of principal, as of September 30 2006 the Company was owed $64,621. For the three and six months ended September 30, 2006, and 2005 the Company recognized interest income of $0, $1,635 and $6,680, $13,286 respectively associated with these convertible debentures. As of September 30, 2006 and March 31, 2006, Cinema Ride owed the Company $0 and $505,000, respectively.

For the six months ended September 30, 2005 the Company purchased $40,750 of common stock of Global Triad, Inc. (“Global Triad”). The Company sold a total of $68,988 of the common stock for the three and six months ended September 30, 2005, the Company recognized gains of $0 and $16,775. For the Three and six months ended September 30, 3006 the Company did not have any of theses securities.

In September 2005 the Company agreed to provide CES International, Inc. weekly advances to CES at 75% of the face value of specific approved customers for all closing dates occurring in the month of September 2005 up to a maximum of $300,000, with a monthly minimum of $50,000 based on a rolling three-month average. The Company agreed to provide advances to CES at 85% of the face value of the purchased invoices for all closing dates occurring in the month of October 2005, and 90% of all purchased invoices thereafter. The Company received a facility fee of 1% on the total committed factoring facility, which was paid at closing. Pursuant to the terms of the Agreement, CES issued to the Company a Warrant to purchase Two Hundred and Fifty Thousand (250,000) shares of CES’ Common Stock (the “Warrant Shares”) for a period of five (5) years at the exercise price of $0.001 per share. The Warrant Shares shall have “piggy-back” and demand registration rights. In March, 2006 the factored amounts owed were converted in a note receivable in the amount of $41,261by the Company. The factor agreement is secured by a lien on all of CES’s tangible assets. In March 2006, CES repaid the Company $10,000 and the Company loaned CES an additional $30,000 bearing a rate of 10% per annum and Due February 28, 2007, the Company recognized capital raising fees of $3,000. The Company’s recognized interest income of $1,069 and $1,883 for the three and six months ended September 30, 2006.

In March, 2006 thee Company purchased $100,000 of 12% secured convertible debenture from Global Imports and Trading, Inc.(“Global Imports”). The debenture is due 18 months from the date of issuance. The note plus accrued interest is convertible into common stock at (a) an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company’s Common Stock, for the five (5) trading days immediately preceding the conversion rate. The Company also received common stock warrants to purchase a total of 2.99% of the fully diluted shares of Global Imports common stock. The Company has not assigned any value to these warrants as they were issued at above market value of the common stock on the date of issuance. For three and six months ended September 30, 2006 the Company recognized interest income of $4,500 and $7,5000 associated with this debenture.

In March 2006, the Company entered into a one year promissory note and security agreement in the amount of $16,000 with Pryaer Haute Couture, Inc. The note bears interest at a rate of 10% per annum. For the three and six months ended September 30, 2006 the Company recognized interest income of $403 and $937 associated with this debenture.

In June 2006, the Company entered into a one year promissory note and security agreement in the amount of $50,000 with Full Circle Media, Inc. The note bears interest at a rate of 10% per annum. The Company recognized capital raising fees of $5,000 on this transaction. . For the three and six months ended September 30, 2006 the Company recognized interest income of $1,264 and $2,866 associated with this debenture.

7. INTEREST RECEIVABLE

Interest receivable of $268,892 consist of amounts owed to the Company from its investments in various debt instruments.

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

In April 2006, Montgomery Equity Partners, LP redeemed an additional 4,040,000 shares of Series A Preferred Stock for proceeds of $404,000.

In August 2006, Montgomery Equity Partners, LP redeemed an additional 2,020,000 shares of Series A Preferred Stock for proceeds of $202,000.

	Preferred Stock		Amount
	2006	2005	2006	2005

Balance beginning of period	14,231,510	14,981,511	$1,423,151	$1,498,151
Shares redeemed	(6,060,000)	(750,000)	(606,000)	(75,000

Balance September 30, 2006 and 2005	8,171,510	14,231,511	$817,151	$1,423,151

10 CAPITAL SHARE TRANSACTIONS

As of September 30, 2006, 5,000,000,000 shares of $.001 par value capital stock were authorized.

Transactions in capital stock were as follows:

	Common Stock		Amount
	2006	2005	2006	2005

Balance beginning of period	19,900,090	15,437,648	$13,177,763	$12,255,674
Shares sold		1,312,500		200,000
Shares issued for accrued expenses		225,000		22,500
Shares issued for services		3,475,000		802,000

Balance September 30, 2006 and 2005	19,900,090	20,450,148	$13,177,763	$13,280,174

Preferred Stock			Amount
	2006	2005	2006	2005

Balance beginning of period	14,231,510	14,981,511	$1,423,151	$1,498,151
Shares redeemed	(6,060,000)	(750,000)	(606,000)	(75,000)

Balance September 30, 2006 and 2005	8,171,510	14,231,511	$817,151	$1,423,151

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

In a letter from the Securities and Exchange Commission (“SEC” or “Commission”) dated June 17, 2005, management learned that due to certain actions taken by previous management some seven years ago and the subsequent settlement with the Commission relating to those activities, we might not be eligible to rely on the exemption offered in Regulation E for the offering that we initiated in October 2004. Section 230.602(b)(4) of Regulation E prohibits any issuer from relying on Regulation E as an exemption for its securities if the issuer is subject to an injunction or restraining order within five years prior to the filing of notification with the Commission that the Company intends to elect to be regulated as a business development company. An injunction was implemented against the Company by the United States District Court of Columbia based on actions that occurred by previous management in 1996 and 1997 as set forth in SEC Litigation Release No. 17139 (the “Release”) dated September 19, 2001. The Company subsequently filed our Notification of Election to be regulated as a business development company on August 20, 2004. Current management was not aware of any facts that would have precluded reliance on the exemption from registration promulgated under Regulation E with respect to our offering commenced October 1, 2004. Specifically, management of the Company was not aware of the injunction against the Company dated September 19, 2001. Accordingly, the Company, in good faith, relied upon such exemption. After being made aware of such facts that would preclude the Company from reliance upon such exemption in the SEC letter dated June 17, 2005, we immediately ceased the offering. The Company has offered a right of rescission to all investors who purchased securities in the Regulation E offering in consideration for, generally, their investment price plus interest. As of September 30, 2006 three investors with a total of 550,058 shares of common stock with a value of $82,512 have had their investment returned.

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

The accompanying financial statements have been prepared in accordance with Generally accepted accounting principles for interim financial information and with instructions of Form 10-Q. Accordingly, they do not include all of the Information and footnotes required by generally accepted accounting principles For complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months period ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ended March 31, 2007. The interim financial statements should be read in conjunction with the audited financial statements and notes contained in the Company’s Annual Report on Form 10K for the year- ended March 31, 2006.

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

EXPENSES AND REVENUE

Capital raising fees increased for three and six moths ended September 30, 2006 to $3,000 $8,000 from $10,635, $10,635 for the three and six months ended September 30, 2005. The Company typically charges a 10% up front non refundable fee for most financing transactions.

Interest income decreased for the three and six months ended September 30, 2006 to $49,690 and $96,972 from $89,801, $143,039 for the three and six months ended September 30, 2005. The Company typical charges interest at a rate of between 5% to 10% on convertible notes it purchases. The Company may also receive warrants as part of the financing. No value has been recorded for these warrants until they are exercised.

General and administrative expenses were $11,444 and $24,566 for the three and six months ended September 30, 2006 compared to $27,674 and $50,901 for the three and six months ended September 30, 2005.

Consulting was $4,665 and $8,843 for the three and six months ended September 30, 2006 compared to $42,350 and $802,000 for the three and six months ended September 30, 2005. The decrease was caused by $758,250 which was paid by the issuance of 3,225,000 shares of common stock during the three and six months ended September 30, 2005.

Legal and professional fees were $6,195 and $12,663 for the three and six months ended September 30, 2006 compared to $48,009 and $98,829 for the three and six months ended September 30, 2005. This was a result of the Company becoming a Business Development corporation.

Management fees were $22,500 and $45,000 for the three and six months ended September 30, 2006 compared to $22,500 and $45,000 for the three and six months ended September 30, 2005, Company utilizes and unrelated third party for business development services.

Interest expense for three and six months ended September 30, 2006 was $26,775 and $63,243 compared to $13,137 and $35,637 for three and six months ended September 30, 2005. The increase in interest was a direct result of the Company’s financing through preferred stock.

Penalties expense was $60,000 and $120,000 for the three months and six months ended September 30, 2006 compared to $60,000 and $120,000 for the three and six months ended September 30, 2005 was obligated to file a SB-2 registration statement within 30 days of the initial funding of it convertible debenture or pay a 2% penalty per month. The Company has recorded penalties of $492,500 as of September 30, 2006.

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

In August 2004, the Company entered into a Business Development Agreement with Global IT Holdings, Inc. (“Global”), a New York-based holding company created to acquire targeted internet technology (IT) staffing firms. The Company received a twenty one percent (21%) or 593,250,000 shares of Global’s common stock, in exchange for its commitment to provide business development services to Global. On March 6, 2006, the Company issued a distribution in the form of a stock dividend of 331,799,021 of its common shares of Global IT Holdings, Inc. to shareholders of record on February 20, 2006. The Company will still retain a 9.9 percent stake in Global the IT staffing holding company. The fair market value of the common stock retained by the Company was $50,246 at March 31, 2006 and is recorded as an unrealized gain. The Company invested $500,000 through a collateralized senior debenture. The note bears interest at six and one-half percent (6.5%) and matures on December 31, 2004. The Company advanced Global an additional total of $165,000 with similar terms as above with an interest rate of 10%. In February 2005, the Company extended the due date of its Series A 6.5% notes with Global IT Holdings, Inc. until March 31, 2006. In July, 2005 the Company received a repayment of $250,000 of principal In March 2006 the Company extended the due date of the notes to December 31, 2006. During the year ended March 31, 2006 the Company advanced an additional $76,300 with similar terms as above. For the three and six months ended September 30, 2006 and 2005 the Company recognized interest income of $8,049, $16,010 and $6,530, $19,996, respectively associated with these debentures. As of September 30, 2006 and 2005, Global owed the Company $491,300 and $415,000 respectively.

In October 2004 the Company entered into a promissory note and security agreement in the amount of $50,000 with a company. In February 2006 the Company received a $10,000 payment on the note. The note bears interest at a rate of 10% per annum. The third party has agreed that the return on the note will be 25% and will have 90 days from the date of the note repayment to pay the difference. For the three and six months ended September 30, 2006 and 2005 the Company recognized $1,020, $2,017 and $1,260, $2,507, respectively of interest income associated with this promissory note.. As of September 30, 2006 and 2005, the Company was due $40,000 and $40,000, respectively.

In October 2004, the Company purchased a convertible debenture of American Publishing, Inc. from an unrelated third party in the amount of $18,259. The debenture is convertible into $36,518 of common stock upon demand by the Company. During the year ended March 31, 2005 the Company converted a total of $10,000 into common stock and recognized gains of $26,592 on the sale of the common stock. As of September 30, 2006 and 2005 the Company still retains common stock with a basis of $2,678 and $0, respectively and a fair market value of $4,513 and $0, respectively. In addition on March 29, 2006 the Company loaned American Publishing an additional $17,000 at a rate of 10% per annum due June 29, 2006 or is convertible into common stock at a price of 75% of market value. For the three and six months ended September 30, 2006 and 2005 the Company recognized gains of $2,732 and $4,430 and $0 and $0, respectively associated with the sale of common stock.

In November 2004 the Company purchased a $200,000 8% secured convertible debenture from Colmena Corp. (“Colmena”). The note plus accrued interest is convertible into common stock at (a) an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company’s Common Stock, for the thirty (30) trading days immediately preceding the conversion rate. The Company also received 40,000 common stock warrants at a price of $.30 per share. The warrants expire 2 years for the date of the convertible note. The Company has not assigned any value to these warrants as they were issued at above market value of the common stock on the date of issuance. In March 2005 the Company purchased an additional $200,000 of 8% secured convertible debenture of Colmena Corp from an unrelated third party. Colmena is currently in default on filing its registration and is subject to a 2% per month penalty. For the three and six months ended September 30, 2006 and 2005 the Company recognized income from penalties of $24,000, $48,000 and $24,000, $48,000, respectively and interest income of $8,066, $16,044 and $8,066, $16,045 associated with these secured debentures. As of September 30, 2006 and 2005, Colmena owed the Company $375,000 and $400,000, respectively. In August 2006 the Company converted $25,000 of notes receivable into common stock, as of September 30, 2006 the Company has recorded an unrealized loss on the common stock of $3,152

In December 2004 the Company purchased $250,000 of 5% convertible debenture from Cinema Ride, Inc. (“Cinema Ride”). The debenture is due 9 months from the date of issuance. The note plus accrued interest is convertible into common stock at (a) an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company’s Common Stock, for the five (5) trading days immediately preceding the conversion rate. The Company also received 40,000 common stock warrants at a price of $.25 per share. The warrants expire 3 years for the date of the convertible note. The Company has not assigned any value to these warrants as they were issued at above market value of the common stock on the date of issuance.

In January 2005 the Company purchased an additional $280,000 of 5% convertible debenture from Cinema Ride, Inc.(“Cinema Ride”). The debenture is due 9 months from the date of issuance. The note plus accrued interest is convertible into common stock at (a) an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company’s Common Stock, for the five (5) trading days immediately preceding the conversion rate. The Company also received 40,000 common stock warrants at a price of $.25 per share. The warrants expire 3 years for the date of the convertible note. The Company has not assigned any value to these warrants as they were issued at above market value of the common stock on the date of issuance. In March, 2006 the Company converted $25,000 of the debenture into common stock. During the three and six months ended September 30, 2006 the Company received a repayment of $202,000 and $606,000, respectively of principal. For the three and six months ended Septemebr 30, 2006, and 2005 the Company recognized interest income of $0, $1,635 and $6,680, $13,286 respectively associated with these convertible debentures. As of September 30, 2006 and 2005, Cinema Ride owed the Company $0 and $505,000, respectively.

For the six months ended September 30, 2005 the Company purchased $40,750 of common stock of Global Triad, Inc. (“Global Triad”). The Company sold a total of $68,988 of the common stock for the three and six months ended September 30, 2005, the Company recognized gains of $0 and $16,775. For the Three and six months ended September 30, 3006 the Company did not have any of theses securities.

In September 2005 the Company agreed to provide CES International, Inc. weekly advances to CES at 75% of the face value of specific approved customers for all closing dates occurring in the month of September 2005 up to a maximum of $300,000, with a monthly minimum of $50,000 based on a rolling three-month average. The Company agreed to provide advances to CES at 85% of the face value of the purchased invoices for all closing dates occurring in the month of October 2005, and 90% of all purchased invoices thereafter. The Company received a facility fee of 1% on the total committed factoring facility, which was paid at closing. Pursuant to the terms of the Agreement, CES issued to the Company a Warrant to purchase Two Hundred and Fifty Thousand (250,000) shares of CES’ Common Stock (the “Warrant Shares”) for a period of five (5) years at the exercise price of $0.001 per share. The Warrant Shares shall have “piggy-back” and demand registration rights. At June 30, 2006, the Company has advanced $34,621 to CES. In March, 2006 the factored amounts owed were converted in a note receivable by the Company. The factor agreement is secured by a lien on all of CES’s tangible assets. In August 2006 the Company loan CES an additional $30,000 bearing a rate of 10% per annum and Due February 28, 2007, the Company recognized capital raising fees of $3,000. The Company’s interest income of $1,069 and $1,883 for the three and six months ended September 30, 2006.

In March, 2006 the Company purchased $100,000 of 12% secured convertible debenture from Global Imports and Trading, Inc.(“Global Imports”). The debenture is due 18 months from the date of issuance. The note plus accrued interest is convertible into common stock at (a) an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company’s Common Stock, for the five (5) trading days immediately preceding the conversion rate. The Company also received common stock warrants to purchase a total of 2.99% of the fully diluted shares of Global Imports common stock. The Company has not assigned any value to these warrants as they were issued at above market value of the common stock on the date of issuance. For three and six months ended September 30, 2006 the Company recognized interest income of $4,500 and $7,5000 associated with this debenture.

In March 2006, the Company entered into a one year promissory note and security agreement in the amount of $16,000 with Pryaer Haute Couture, Inc. The note bears interest at a rate of 10% per annum. For the three and six months ended September 30, 2006 the Company recognized interest income of $403 and $937 associated with this debenture.

In June 2006, the Company entered into a one year promissory note and security agreement in the amount of $50,000 with Full Circle Media, Inc. The note bears interest at a rate of 10% per annum. The Company recognized capital raising fees of $5,000 on this transaction. . For the three and six months ended September 30, 2006 the Company recognized interest income of $1,264 and $2,866 associated with this debenture.

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

In April 2006, Montgomery Equity Partners, LP redeemed an additional 4,040,000 shares of Series A Preferred Stock for proceeds of $404,000.

In August 2006, Montgomery Equity Partners, LP redeemed an additional 2,020,000 shares of Series A Preferred Stock for proceeds of $202,000.

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

Item 2. Changes in Securities

On April 26, 2006, Montgomery Equity Partners, LP redeemed an additional 4,040,000 shares of Series A Preferred Stock for proceeds of $404,000.

On August 1, 2006, Montgomery Equity Partners, LP redeemed an additional 2,020,000 shares of Series A Preferred Stock for proceeds of $202,000.

Item 3. Defaults by the company upon its Senior Securities

None

Item 4. Submission of Matter to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports of Form 8-K

Exhibits

10.1	Business Development Agreement with Global IT Holdings, Inc.*
10.2	Convertible Debenture with Global IT Holdings, Inc.*
10.3	Convertible Debenture with Cornell Capital Partners, LP*
10.4	Standby Equity Distribution Agreement with Cornell Capital Partners, LP*
10.5	Engagement Agreement with Knightsbridge Holdings, LLC*
10.6	Purchase Option Agreement with Alpha Capital Aktiengesellschaft*
10.7	Promissory Note and Security Agreement with College Partners, LLC*
10.8	November 1, 2003 Convertible Notes for $218,700 with Advantage Fund I,
LLC*
10.9	BDC Compliance Manual**

*	Filed as an exhibit to Amendment No. 2 to the September 30, 2004 Form 10-Q with the SEC on April 27, 2004.
**  Filed as an exhibit to the Amendment No. 1 to the September 30, 2005 Form 10-Q filed with the SEC on December 28, 2005.

Reports of Form 8-K

On October 23, 2006, we filed a report on Form 8K announcing a change in director. (SEC File No. 814-00673)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANTAGE CAPITAL DEVELOPMENT CORP.

By:	/s/ Jeffrey Sternberg	Dated: November 20, 2006
Jeffrey Sternberg, Chief Executive Officer Chief Financial Officer Principal Accounting Officer