Form 10-Q
period 2006-12-31
ADVANTAGE CAPITAL DEVELOPMENT CORP
filed 2007-03-13
CIK 54175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2006.
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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ࿠ No࿠

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ྑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ྑ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity: as of March 8, 2007, 19,900,090 shares of common stock, and 8,171,510 shares of preferred stock.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three and nine months ended December 31, 2006 are not necessarily indicative of results that may be expected for the year ending March 31, 2007. The financial statements are presented on the accrual basis.

ADVANTAGE CAPITAL DEVELOPMENT CORP
Statement of Net Assets

	December 31,	March 31,
	2006	2006
	(Unaudited)
ASSETS:
Loans and investments in portfolio securities
at market or fair value:
Affiliate companies (cost of $1,136,463 and $1,605,033, respectively)	$1,152,556	$1,674,515
Cash	1,579	114,726
Interest receivable	315,772	279,930
Prepaid expenses	2,533	18,825

Total Assets	1,472,440	2,087,996

LIABILITIES:
Accounts payable	87,171	55,672
Accrued expenses	818,184	531,470
Accrued judgment	7,796,147	7,796,147

Total Liabilities	8,701,502	8,383,289

NET ASSETS
Preferred stock, $.001 par value; 100,000,000 authorized,
8,171,510 and 14,231,510 issued and outstanding, respectively	817,151	1,423,151
Common stock, $.001 par value; 5,000,000,000
shares authorized, 19,900,090 shares and 19,900,090
issued and outstanding, respectively	19,900	19,900
Additional paid-in capital	13,177,763	13,177,763
Accumulated deficit	(21,243,876)	(20,916,107)

Net Assets	$(7,229,062)	$(6,295,293)

Net assets per share	$(0.36)	$(0.32)

See notes to unaudited financial statements

ADVANTAGE CAPITAL DEVELOPMENT CORP
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2006	2005	2006	2005

REVENUES:
Capital raising fees	$-	$8,240	$8,000	$18,875
Factoring fees		2,291	-	8,380
Interest income	52,566	79,037	149,538	222,076

Total Revenue	52,566	89,568	157,538	249,331

COST AND EXPENSES:

General and administrative	10,008	5,360	34,574	56,261
Consulting	5,759	4,680	14,602	806,680
Advertising		15,651		15,651
Salaries	25,002	22,500	72,502	86,258
Legal and prefessional	49,037	55,417	61,700	154,246
Management fees	45,000	22,500	90,000	67,500
Interest expense	24,715	22,594	87,958	58,231
Financing fees		370,000		370,000
Penalties	60,000	60,000	180,000	180,000

Total operating expenses	219,521	578,702	541,336	1,794,827

	(166,955)	(489,134)	(383,798)	(1,545,496)

Net unrealized loss on Investment transactions	(7,816)	-	(36,333)	-

Net realized appreciation on Investment transactions	16,880	16,775	92,362	23,125

Net (decrease) in net assets resulting from operations	$(157,891)	$(472,359)	$(327,769)	$(1,522,371)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - basic and diluted	19,900,090	19,900,090	19,900,090	15,525,959

NET LOSS PER SHARE - basic and diluted after	$(0.01)	$(0.02)	$(0.02)	$(0.10)

See notes to unaudited financial statements

ADVANTAGE CAPITAL DEVELOPMENT CORP
Schedule of Investments

Balance December 31, 2006
(Audited)
	Description of	Percentage of		Fair
Company	Business	Investments	Cost	Market value	Affiliation

Investments equal 80% of net assets

Debt
Global IT Holdings	IT Staffing	30%	$491,300	$491,300	None
College Partners	Education	2%	40,000	40,000	None
Cinema Ride, Inc.	Entertainment	30%	505,000	505,000	None
Americana Publishing	Books	1%	9,868	21,867	None
Global Imports	Domestic goods	6%	100,000	100,000	None
CES International, Inc	Software	2%	41,621	41,621	None
Prayer Haute Couture, Inc.	Garment design	1%	16,000	16,000	None
Colmena Corp	Software	24%	400,000	400,000	None
		96%	1,603,789	1,615,788
Equity
Americana Publishing	Books	1%	1,244	8,481	None
Global IT Holdings	IT Staffing	3%	-	50,246	None
		4%	1,244	58,727

		100%	$1,605,033	$1,674,515

Balance December 31, 2006
(Unaudited)
	Description of	Percentage of		Fair
Company	Business	Investments	Cost	Market value	Affiliation

Investments equal 69% of net assets

Debt
Global IT Holdings	IT Staffing	43%	$491,300	$491,300	None
College Partners	Education	3%	40,000	40,000	None
Americana Publishing	Books	1%	16,867	16,867	None
Global Imports	Domestic goods	9%	100,000	100,000	None
CES International, Inc	Software	3%	34,621	34,621	None
Prayer Haute Couture, Inc.	Garment design	1%	16,000	16,000	None
Full Circle Media	Media	5%	55,000	55,000	None
Colmena Corp	Software	33%	375,000	370,000	None
		98%	1,128,788	1,123,788
Equity
Americana Publishing	Books	0%	2,675	2,257	None
Colmena Corp	Software	2%	5,000	25,000	None
Global IT Holdings	IT Staffing	0%	-	1,511	None
		2%	7,675	28,768

		101%	$1,136,463	$1,152,556

See notes to unaudited financial statements

ADVANTAGE CAPITAL DEVELOPMENT CORP.
STATEMENT OF CHANGES IN NET ASSETS
(Unaudited)

	For the Nine Months Ended
	December 31,
	2006	2005

Decrease in net assets from operations
Investment loss - net	$(383,798)	$(1,545,496)

Net change in unrealized appreciation of investments	(36,333)	77,512

Net change in realized appreciation of investments	92,362	23,125

Net decrease in net assets resulting
from operations	(327,769)	(1,444,859)

Capital Share Transactions	(606,000)	858,531

Total Increase Decrease	(933,769)	(586,328)

Balance - Beginning of period	(6,295,293)	2,142,840

Balance -End of period	$(7,229,062)	$1,556,512

See notes to unaudited financial statements

ADVANTAGE CAPITAL DEVELOPMENT CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2006

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

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine month period ended December 31, 2006 are not necessarily indicative of the results to be expected for the year ended March 31, 2007. The interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Company’s Annual Report on Form 10-K for the year-ended March 31, 2006.

The Company's financial statements for the three and nine months ended December 31, 2006 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Management recognizes that the Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

Stock Based Compensation

The Company issues shares of common stock to non-employees as stock based compensation. The Company accounts for the services using the fair market value of the services rendered. For the nine months ended December 31, 2006 and 2005 the Company issued 0 and 3,475,000 shares of common stock and recorded compensation expense of $0 and $802,000, respectively, in connection with the issuance of these shares.

Fair Value of Financial Instruments

The carrying amount of cash and accounts payable are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Revenue Recognition

Revenue is recognized in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 (“SAB 104”), “Revenue Recognition in Financial Statements.” Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

New Financial Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which enhances existing guidance for measuring assets and liabilities using fair value. This Standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that SFAS No. 157 will have a material impact on its financial statements.

In July 2006, FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” ("FIN 48"). The interpretation requires a two step approach for recognizing and measuring tax benefits based on a recognition threshold of “more likely than not”. The FASB also requires explicit disclosures about uncertainties in tax positions including a detailed rollforward of tax benefits that do not qualify for financial statement recognition. The adoption of FIN 48 is effective for fiscal years beginning after December 15, 2006. While the Company’s analysis of the impact of this Interpretation is not yet complete, we do not anticipate it will have a material impact on the Consolidated Financial Statements or with any of the Company’s debt covenants.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of this Statement on its financial statements. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a Company’s choice to use fair value on its earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of this Statement on its financial statements.

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

5. FINANCIAL HIGHLIGHTS

	December 31,
	2006	2005
Per Share Operating Performance:
Net asset value beginning of period	$(0.32)	$0.14

Income from investment operations
Net investment loss	(0.00)	(0.02)
Total from investment operations	(0.32)	0.11

Redemption of preferred stock	(0.04)	(.03)
Sale of Stock	-	-

Net asset value, Period ended December 31, 2006 & 2005	$(.36)	$0.08

Total Return	(13%)	(42%)

Ratios as a Percent of Average Net Assets:
Expenses	36%	91%
Net investment gain (loss)	5%	(78%)

6. INVESTMENTS

In August 2004, the Company entered into a Business Development Agreement with Global IT Holdings, Inc. (“Global”), a New York-based holding company created to acquire targeted internet technology (IT) staffing firms. The Company received a twenty one percent (21%) or 593,250,000 shares of Global's common stock, in exchange for its commitment to provide business development services to Global. On March 6, 2006, the Company issued a distribution in the form of a stock dividend of 331,799,021 of its common shares of Global IT Holdings, Inc. to shareholders of record on February 20, 2006. The Company will still retain a 9.9 percent stake in Global the IT staffing holding company. The fair market value of the common stock retained by the Company was $50,246 at March 31, 2006 and is recorded as an unrealized gain. The Company invested $500,000 through a collateralized senior debenture. The note bears interest at six and one-half percent (6.5%) and matures on December 31, 2004. The Company advanced Global an additional total of $165,000 with similar terms as above with an interest rate of 10%. In February 2005, the Company extended the due date of its Series A 6.5% notes with Global IT Holdings, Inc. until March 31, 2006. In July, 2005 the Company received a repayment of $250,000 of principal In March 2006 the Company extended the due date of the notes to December 31, 2006. During the year ended March 31, 2006 the Company advanced an additional $76,300 with similar terms as above. For the three and nine months ended December 31, 2006 and 2005 the Company recognized interest income of $8,049 and $24,060, and $5,980 and, $22,976, respectively associated with these debentures. As of December 31, 2006 and March 31, 2006, Global owed the Company $491,300.

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

In November 2004 the Company purchased a $200,000 8% secured convertible debenture from Colmena Corp. (“Colmena”). The note plus accrued interest is convertible into common stock at (a) an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company's Common Stock, for the thirty (30) trading days immediately preceding the conversion rate. The Company also received 40,000 common stock warrants at a price of $.30 per share. The warrants expire 2 years for the date of the convertible note. The Company has not assigned any value to these warrants as they were issued at above market value of the common stock on the date of issuance. In March 2005 the Company purchased an additional $200,000 of 8% secured convertible debenture of Colmena Corp from an unrelated third party. Colmena is currently in default on filing its registration and is subject to a 2% per month penalty. For the three and nine months ended December 31, 2006 and 2005 the Company recognized income from penalties of $24,000, $72,000 and $24,000, $72,000, respectively and interest income of $7,461 and $23,505, and $8,066 and $24,112 associated with these secured debentures. As of December 31, 2006 and March 31, 2006, Colmena owed the Company $370,000 and $400,000, respectively. In August 2006 the Company converted $25,000 of notes receivable into common stock, the Company recognized a loss on the sale of common stock of $20,551 for the three months ended December 31, 2006. In October 2005 the Company converted $5,000 of notes into common stock, The Company has recorded an unrealized gain on the common stock of $20,000 for the three months ended December 31, 2006.

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

In January 2005 the Company purchased an additional $280,000 of 5% convertible debenture from Cinema Ride, Inc.(“Cinema Ride”). The debenture is due 9 months from the date of issuance. The note plus accrued interest is convertible into common stock at (a) an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company's Common Stock, for the five (5) trading days immediately preceding the conversion rate. The Company also received 40,000 common stock warrants at a price of $.25 per share. The warrants expire 3 years for the date of the convertible note. The Company has not assigned any value to these warrants as they were issued at above market value of the common stock on the date of issuance. In March, 2006 the Company converted $25,000 of the debenture into common stock. During the nine months ended December 31, 2006 the Company received a repayment of $606,000 of principal, as of December 31, 2006 the Company was owed $0. For the three and nine months ended December 31, 2006, and 2005 the Company recognized interest income of $0, $6,680 and $1,633, $19,966 respectively associated with these convertible debentures. As of December 31, 2006 and March 31, 2006, Cinema Ride owed the Company $0 and $505,000, respectively.

For the nine months ended September 30, 2005 the Company purchased $40,750 of common stock of Global Triad, Inc. (“Global Triad”). The Company sold a total of $68,988 of the common stock for the three and six months ended September 30, 2005, the Company recognized gains of $0 and $16,775. For the Three and six months ended September 30, 3006 the Company did not have any of theses securities.

In September 2005, the Company agreed to provide CES International, Inc. weekly advances to CES at 75% of the face value of specific approved customers for all closing dates occurring in the month of September 2005 up to a maximum of $300,000, with a monthly minimum of $50,000 based on a rolling three-month average. The Company agreed to provide advances to CES at 85% of the face value of the purchased invoices for all closing dates occurring in the month of October 2005, and 90% of all purchased invoices thereafter. The Company received a facility fee of 1% on the total committed factoring facility, which was paid at closing. Pursuant to the terms of the Agreement, CES issued to the Company a Warrant to purchase Two Hundred and Fifty Thousand (250,000) shares of CES' Common Stock (the “Warrant Shares”) for a period of five (5) years at the exercise price of $0.001 per share. The Warrant Shares shall have “piggy-back” and demand registration rights. In March, 2006 the factored amounts owed were converted in a note receivable in the amount of $41,261by the Company. The factor agreement is secured by a lien on all of CES's tangible assets. In March 2006, CES repaid the Company $10,000 and the Company loaned CES an additional $30,000 bearing a rate of 10% per annum and originally due February 28, 2007. The note was extended until May 30, 2007. The Company recognized capital raising fees of $3,000. The Company's recognized interest income of $724 and $2,607 for the three and nine months ended December 31, 2006. In December 2006, the Company assigned the $30,000 to a third party for payment of management fees.

In March, 2006 thee Company purchased $100,000 of 12% secured convertible debenture from Global Imports and Trading, Inc.(“Global Imports”). The debenture is due 18 months from the date of issuance. The note plus accrued interest is convertible into common stock at (a) an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company’s Common Stock, for the five (5) trading days immediately preceding the conversion rate. The Company also received common stock warrants to purchase a total of 2.99% of the fully diluted shares of Global Imports common stock. The Company has not assigned any value to these warrants as they were issued at above market value of the common stock on the date of issuance. For three and six months ended September 30, 2006 the Company recognized interest income of $4,500 and $7,500 associated with this debenture.

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

7. INTEREST RECEIVABLE

Interest receivable of $315,772 consist of amounts owed to the Company from its investments in various debt instruments as of December 31, 2006.

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

9. PREFERRED STOCK
On August 25, 2004, the Company issued $1,000,000 in convertible debentures to Cornell Capital. These debentures are convertible into shares of our Common Stock at the price per share price equal to the volume weighted average price of the Common Stock as listed on Pink Sheets or OTC Bulletin Board (or Nasdaq SmallCap Market or American Stock Exchange), as quoted by Bloomberg L.P. during the three (3) trading days immediately preceding the conversion date. These convertible debentures bear interest at 5% and are convertible at the holder's option. These convertible debentures have a term of three years and may be redeemed, at our option at a 20% premium. The Company was obligated to pay a $100,000 financing fee to Cornell for the note. The financing fees were being amortized over the life of the note. The Company was amortizing the beneficial conversion expense of $157,333 over the life of the note. In February, 2005 the Company converted the debenture and accrued interest of $23,151 into 10,231,510 shares of the Company's preferred stock. The un-amortized expenses of $202,513 were reclassified to additional paid in capital at the time of the conversion. The Company was obligated to file a SB-2 registration statement within 30 days of the initial funding or pay a 2% penalty per month. The Company has recorded additional penalties of $60,000 and $180,000 for the three and nine months ended December 31, 2006 and 2005, respectively.. In August 2005, the Company issued a total of 225,000 shares of common stock as payment for $22,500 of accrued penalties.

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

In April 2006, Montgomery Equity Partners, LP redeemed an additional 4,040,000 shares of Series A Preferred Stock for proceeds of $404,000.

In August 2006, Montgomery Equity Partners, LP redeemed an additional 2,020,000 shares of Series A Preferred Stock for proceeds of $202,000.

10. CAPITAL SHARE TRANSACTIONS

As of December 31, 2006, 5,000,000,000 shares of $.001 par value capital stock were authorized.

Transactions in capital stock were as follows:

	Common Stock		Amount
	December 31,	March 31,	December 31,		March 31,
	2006	2006	2006		2006

Balance beginning of period	19,900,090	15,437,648	$13,177,763	$	$ 12,255,674
Shares cancelled		(550,058)			$ (82,511)
Shares sold		1,312,500			200,000
Shares issued for accrued expenses		225,000			22,500
Shares issued for services		3,475,000			802,000

Balance December 31, 2006 and March 31, 2006	19,900,090	19,900,090	$$13,177,763		$$13,197,663

	Preferred Stock		Amount
	December 31,	March 31,	December 31,		March 31,
	2006	2006	2006		2006

Balance beginning of period	14,231,510	14,981,511	$1,423,151		$1,498,151
Shares redeemed	(6,060,000)	(750,000)	(606,000)		(75,000)

Balance December 31, 2006 and March 31, 2006	8,171,510	14,231,511	$817,151		$1,423,151

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

The accompanying financial statements have been prepared in accordance with Generally accepted accounting principles for interim financial information and with instructions of Form 10-Q. Accordingly, they do not include all of the Information and footnotes required by generally accepted accounting principles For complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months period ended December 31, 2006 are not necessarily indicative of the results to be expected for the year ended March 31, 2007. The interim financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Annual Report on Form 10K for the year- ended March 31, 2006.

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

INCOME TAXES

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of December 31, 2006, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

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

EXPENSES AND REVENUE

Capital raising fees decreased for three and nine moths ended December 31, 2006 to $0 and $8,000 from $8,240 and $18,875 for the three and nine months ended December 31, 2005. The Company typically charges a 10% up front non refundable fee for most financing transactions.

Interest income decreased for the three and nine months ended December 31, 2006 to $52,566 and $149,538 from $79,037 and $222,076 for the three and nine months ended December 31, 2005. The Company typically charges interest at a rate of between 5% to 10% on convertible notes it purchases. The Company may also receive warrants as part of the financing. No value has been recorded for these warrants until they are exercised.

General and administrative expenses were $10,008 and $34,574 for the three and six months ended December 31, 2006 compared to $5,360 and $56,261 for the three and nine months ended December 31, 2005.

Consulting was $5,729 and $14,602 for the three and nine months ended December 31, 2006 compared to $4,680 and $806,680 for the three and nine months ended December 31, 2005. The decrease was caused by $758,250 which was paid by the issuance of 3,225,000 shares of common stock during the three and nine months ended December 31, 2005.

Legal and professional fees were $49,037 and $61,700 for the three and nine months ended December 31, 2006 compared to $55,417 and $154,246 for the three and nine months ended December 31, 2005. This was a result of the Company becoming a Business Development corporation.

Management fees were $45,000 and $90,000 for the three and nine months ended December 31, 2006 compared to $22,500 and $67,500 for the three and nine months ended December 31, 2005, Company utilizes and unrelated third party for business development services. In December 2006 the Company and the third party agreed to terminate the management agreement. The Company paid the termination fees by transferring ownership in a $30,000 investment to the third party.

Interest expense for three and nine months ended December 31, 2006 was $24,715 and $87,958 compared to $22,594 and $58,231 for three and nine months ended December 31, 2005. The increase in interest was a direct result of the Company's financing through preferred stock.

Penalties expense was $60,000 and $180,000 for the three months and nine months ended December 31, 2006 compared to $60,000 and $180,000 for the three and nine months ended December 31, 2005 was obligated to file a SB-2 registration statement within 30 days of the initial funding of it convertible debenture or pay a 2% penalty per month. The Company has recorded penalties of $552,500 as of December 31, 2006.

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

In August 2004, the Company entered into a Business Development Agreement with Global IT Holdings, Inc. (“Global”), a New York-based holding company created to acquire targeted internet technology (IT) staffing firms. The Company received a twenty one percent (21%) or 593,250,000 shares of Global's common stock, in exchange for its commitment to provide business development services to Global. On March 6, 2006, the Company issued a distribution in the form of a stock dividend of 331,799,021 of its common shares of Global IT Holdings, Inc. to shareholders of record on February 20, 2006. The Company will still retain a 9.9 percent stake in Global the IT staffing holding company. The fair market value of the common stock retained by the Company was $50,246 at March 31, 2006 and is recorded as an unrealized gain. The Company invested $500,000 through a collateralized senior debenture. The note bears interest at six and one-half percent (6.5%) and matures on December 31, 2004. The Company advanced Global an additional total of $165,000 with similar terms as above with an interest rate of 10%. In February 2005, the Company extended the due date of its Series A 6.5% notes with Global IT Holdings, Inc. until March 31, 2006. In July, 2005 the Company received a repayment of $250,000 of principal In March 2006 the Company extended the due date of the notes to December 31, 2006. During the year ended March 31, 2006 the Company advanced an additional $76,300 with similar terms as above. For the three and nine months ended December 31, 2006 and 2005 the Company recognized interest income of $8,049 and $24,060, and $5,980 and, $22,976, respectively associated with these debentures. As of December 31, 2006 and March 31, 2006, Global owed the Company $491,300.

In October 2004 the Company entered into a promissory note and security agreement in the amount of $50,000 with a company. In February 2006 the Company received a $10,000 payment on the note. The note bears interest at a rate of 10% per annum. The third party has agreed that the return on the note will be 25% and will have 90 days from the date of the note repayment to pay the difference. For the three and nine months ended December 31, 2006 and 2005 the Company recognized $1,009, $1,260 and $3,025, $3,678, respectively of interest income associated with this promissory note.. As of December 31, 2006 and March 31, 2006, the Company was due $40,000.

In October 2004, the Company purchased a convertible debenture of American Publishing, Inc. from an unrelated third party in the amount of $18,259. The debenture is convertible into $36,518 of common stock upon demand by the Company. During the year ended March 31, 2005 the Company converted a total of $10,000 into common stock and recognized gains of $26,592 on the sale of the common stock. As of December 31, 2006 and March 31, 2006 the Company still retains common stock with a basis of $2,675 and a fair market value of $1,257 and $8,481, respectively. In addition on March 29, 2006 the Company loaned American Publishing an additional $17,000 at a rate of 10% per annum due June 29, 2006 or is convertible into common stock at a price of 75% of market value. For the three and nine months ended December 31, 2006 and 2005 the Company recognized gains of $0 and $4,430 and $0 and $0, respectively associated with the sale of common stock.

In November 2004 the Company purchased a $200,000 8% secured convertible debenture from Colmena Corp. (“Colmena”). The note plus accrued interest is convertible into common stock at (a) an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company's Common Stock, for the thirty (30) trading days immediately preceding the conversion rate. The Company also received 40,000 common stock warrants at a price of $.30 per share. The warrants expire 2 years for the date of the convertible note. The Company has not assigned any value to these warrants as they were issued at above market value of the common stock on the date of issuance. In March 2005 the Company purchased an additional $200,000 of 8% secured convertible debenture of Colmena Corp from an unrelated third party. Colmena is currently in default on filing its registration and is subject to a 2% per month penalty. For the three and nine months ended December 31, 2006 and 2005 the Company recognized income from penalties of $24,000, $72,000 and $24,000, $72,000, respectively and interest income of $7,461 and $23,505, and $8,066 and $24,112 associated with these secured debentures. As of December 31, 2006 and March 31, 2006, Colmena owed the Company $370,000 and $400,000, respectively. In August 2006 the Company converted $25,000 of notes receivable into common stock, the Company recognized a loss on the sale of common stock of $20,551 for the three months ended December 31, 2006. In October 2005 the Company converted $5,000 of notes into common stock, The Company has recorded an unrealized gain on the common stock of $20,000 for the three months ended December 31, 2006.

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

In January 2005 the Company purchased an additional $280,000 of 5% convertible debenture from Cinema Ride, Inc.(“Cinema Ride”). The debenture is due 9 months from the date of issuance. The note plus accrued interest is convertible into common stock at (a) an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company's Common Stock, for the five (5) trading days immediately preceding the conversion rate. The Company also received 40,000 common stock warrants at a price of $.25 per share. The warrants expire 3 years for the date of the convertible note. The Company has not assigned any value to these warrants as they were issued at above market value of the common stock on the date of issuance. In March, 2006 the Company converted $25,000 of the debenture into common stock. During the nine months ended December 31, 2006 the Company received a repayment of $606,000 of principal, as of December 31, 2006 the Company was owed $0. For the three and nine months ended December 31, 2006, and 2005 the Company recognized interest income of $0, $6,680 and $1,635, $19,966 respectively associated with these convertible debentures. As of December 31, 2006 and March 31, 2006, Cinema Ride owed the Company $0 and $505,000, respectively.

For the nine months ended December 31, 2005 the Company purchased $40,750 of common stock of Global Triad, Inc. (“Global Triad”). The Company sold a total of $68,988 of the common stock for the three and nine months ended December 31, 2005, the Company recognized gains of $0 and $16,775. For the Three and nine months ended December 31, 3006 the Company did not have any of theses securities.

In September 2005 the Company agreed to provide CES International, Inc. weekly advances to CES at 75% of the face value of specific approved customers for all closing dates occurring in the month of September 2005 up to a maximum of $300,000, with a monthly minimum of $50,000 based on a rolling three-month average. The Company agreed to provide advances to CES at 85% of the face value of the purchased invoices for all closing dates occurring in the month of October 2005, and 90% of all purchased invoices thereafter. The Company received a facility fee of 1% on the total committed factoring facility, which was paid at closing. Pursuant to the terms of the Agreement, CES issued to the Company a Warrant to purchase Two Hundred and Fifty Thousand (250,000) shares of CES' Common Stock (the “Warrant Shares”) for a period of five (5) years at the exercise price of $0.001 per share. The Warrant Shares shall have “piggy-back” and demand registration rights. In March, 2006 the factored amounts owed were converted in a note receivable in the amount of $41,261by the Company. The factor agreement is secured by a lien on all of CES's tangible assets. In March 2006, CES repaid the Company $10,000 and the Company loaned CES an additional $30,000 bearing a rate of 10% per annum and originally due February 28, 2007. The note was extended until May 30, 2007. The Company recognized capital raising fees of $3,000. The Company's recognized interest income of $724 and $2,607 for the three and nine months ended December 31, 2006. In December 2006, the Company assigned the $30,000 to a third party for payment of management fees.

In March, 2006 thee Company purchased $100,000 of 12% secured convertible debenture from Global Imports and Trading, Inc. (“Global Imports”). The debenture is due 18 months from the date of issuance. The note plus accrued interest is convertible into common stock at (a) an amount equal to one hundred twenty percent (120%) of the final closing bid price of the Common Stock as or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the Company's Common Stock, for the five (5) trading days immediately preceding the conversion rate. The Company also received common stock warrants to purchase a total of 2.99% of the fully diluted shares of Global Imports common stock. The Company has not assigned any value to these warrants as they were issued at above market value of the common stock on the date of issuance. For three and nine months ended December 31, 2006 the Company recognized interest income of $4,650 and $12,150 associated with this debenture.

In March 2006, the Company entered into a one year promissory note and security agreement in the amount of $16,000 with Pryaer Haute Couture, Inc. The note bears interest at a rate of 10% per annum. For the three and nine months ended December 31, 2006 the Company recognized interest income of $403 and $1,340 associated with this debenture.

In June 2006, the Company entered into a one year promissory note and security agreement in the amount of $50,000 with Full Circle Media, Inc. The note bears interest at a rate of 10% per annum. The Company recognized capital raising fees of $5,000 on this transaction. . For the three and nine months ended December 31, 2006 the Company recognized interest income of $1,263 and $4,130 associated with this debenture. In November 2006 the Company agreed to extend the term of the note to June 5, 2007. The Company increased the note an additional $5,000 and recognized financing fees of $5,000 in consideration for extending the term of the note.

On March 6, 2006, the Company received written consents in lieu of a meeting of Stockholders from holders of 10,586,264 shares (representing approximately 51.09% of the 20,719,699 issued and outstanding shares of the Company's common stock as of the date hereof), approving and authorizing the withdrawal of the Company's election to be treated as a Business Development Company (“BDC”) under the Investment Company Act of 1940 (the “Investment Company Act”); and the Board plans on filing a Withdrawal Notice with the Securities and Exchange Commission (the “SEC”) to withdraw the Company's election to be treated as a BDC.

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

On March 6, 2006, the Company received written consents in lieu of a meeting of Stockholders from holders of 10,586,264 shares (representing approximately 51.09% of the 20,719,699 issued and outstanding shares of the Company's common stock as of the date hereof), approving and authorizing the withdrawal of the Company's election to be treated as a Business Development Company (“BDC”) under the Investment Company Act of 1940 (the “Investment Company Act”); and the Board plans on filing a Withdrawal Notice with the Securities and Exchange Commission (the “SEC”) to withdraw the Company's election to be treated as a BDC.

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
In a letter from the Securities and Exchange Commission (“SEC” or “Commission”) dated June 17, 2005, management learned that due to certain actions taken by previous management some seven years ago and the subsequent settlement with the Commission relating to those activities, we might not be eligible to rely on the exemption offered in Regulation E for the offering that we initiated in October 2004. Section 230.602(b)(4) of Regulation E prohibits any issuer from relying on Regulation E as an exemption for its securities if the issuer is subject to an injunction or restraining order within five years prior to the filing of notification with the Commission that the Company intends to elect to be regulated as a business development company. An injunction was implemented against the Company by the United States District Court of Columbia based on actions that occurred by previous management in 1996 and 1997 as set forth in SEC Litigation Release No. 17139 (the “Release”) dated September 19, 2001. The Company subsequently filed our Notification of Election to be regulated as a business development company on August 20, 2004. Current management was not aware of any facts that would have precluded reliance on the exemption from registration promulgated under Regulation E with respect to our offering commenced October 1, 2004. Specifically, management of the Company was not aware of the injunction against the Company dated September 19, 2001. Accordingly, the Company, in good faith, relied upon such exemption. After being made aware of such facts that would preclude the Company from reliance upon such exemption in the SEC letter dated June 17, 2005, we immediately ceased the offering. The Company has offered a right of rescission to all investors who purchased securities in the Regulation E offering in consideration for, generally, their investment price plus interest. As of December 31, 2006, three investors with a total of 550,082 shares of common stock with a value of $82,512 have requested there investment returned.

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

ADVANTAGE CAPITAL DEVELOPMENT CORP.

By:	/s/ Jeffrey Sternberg	Dated: March 12, 2007
Jeffrey Sternberg, Chief Executive Officer Chief Financial Officer Principal Accounting Officer